Form 10-Q
period 1998-03-31
CPS SYSTEMS INC
filed 1998-05-11
CIK 1048536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
      --------------

                          Commission File No: 00-113959

                                CPS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                TEXAS                                      75-1607857
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                           3400 CARLISLE, SUITE 500
                            DALLAS, TEXAS 75204
                                 (214) 855-5277

 (Address,         including zip code, and telephone number, including area
                   code, of Registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes                   No       X
                                                   --------              -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AS OF  MAY 07, 1998
                  -----                     ---------------------------------
             Common stock
         Par value $.01 per share                      6,732,502

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CPS SYSTEMS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          As of                  As of
                                                                         03/31/98               12/31/97
                                                                       (unaudited)
ASSETS
CURRENT ASSETS
     Cash                                                                  $6,218                   $327
     Accounts Receivable                                                   $1,963                 $1,718
     Deferred Income Tax                                                     $160                   $160
     Inventory                                                               $393                   $161
     Refundable income taxes                                                   $0                    $75
     Prepaid Expense and other current assets                                $457                   $134
     Deferred offering costs                                                   $0                   $367
                                                                 -----------------      -----------------
                 Total current assets:                                     $9,191                 $2,942
PROPERTY AND EQUIPMENT                                                       $578                   $536
SOFTWARE DEVELOPMENT COST                                                  $1,442                   $938
OTHER ASSETS
     Costs in excess of net assets acquired                                $1,834                 $1,905
     Debt issue costs                                                        $140                   $160
     Other assets                                                             $18                    $18
                                                                 -----------------      -----------------
                                                                 -----------------      -----------------
                                                                           $1,992                 $2,083
                                                                 -----------------      -----------------
                                                                          $13,203                 $6,499
                                                                 =================      =================
LIABILITIES  AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long term debt                                       $707                   $731
     Accounts payable                                                        $784                   $683
     Accrued salaries, wages and payroll taxes                                $12                    $12
     Accrued offering costs                                                  $352                   $243
     Accrued income tax payable                                              $133                     $0
     Other accrued expenses                                                  $317                   $230
     Unearned revenue, current portion                                     $1,610                 $1,533
                                                                 -----------------      -----------------
                 Total current liabilities:                                $3,915                 $3,432
OTHER LIABILITIES
     Long-term debt                                                        $2,014                 $2,014
     Deferred income taxes                                                   $317                   $317
     Notes payable- shareholders                                             $125                   $123
     Unearned revenue                                                         $48                    $47
     Other liabilities                                                        $48                    $47
                                                                 -----------------      -----------------
                 Total long term debt:                                     $2,552                 $2,548
                                                                 -----------------      -----------------
                 Total Liabilities:                                        $6,467                 $5,980
PUT WARRANTS                                                                   $0                   $242
COMMITMENTS AND CONTINGENCIES                                                  $0                     $0
SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized
        10,000,000 shares, none issued and outstanding                         $0                     $0
     Common stock, $.01 par value, 50,000,000 shares
        authorized; issued  and outstanding,  6,732,502
        and 3,904,736 shares                                                  $67                    $39
     Additional paid-in capital                                            $7,259                   $961
     Accumulated deficit                                                    -$590                  -$723
                                                                 -----------------      -----------------
                                                                 -----------------      -----------------
                 Total Shareholders' Equity:                               $6,736                   $277
                                                                 -----------------      -----------------
                                                                          $13,203                 $6,499
                                                                 =================      =================

The accompanying notes are an integral part of these balance sheets.

                        CPS SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    1998                    1997
                                                                --------------------------------------
Revenue
           License fees                                                $1,217                    $190
           Recurring maintenance and service fees                      $1,076                    $955
           Product sales                                                 $643                    $501
           Other service fees                                            $281                    $146
                                                                --------------------------------------
                                                                --------------------------------------
                                                                       $3,217                  $1,792

Cost of Revenue
           Product Sales                                                 $499                    $363
           Purchased software                                            $147                     $93
           Distribution                                                    $4                      $3
                                                                --------------------------------------
                                                                --------------------------------------
                                                                         $650                    $459

                                                                --------------------------------------
                                                                --------------------------------------
                Gross profit:                                          $2,567                  $1,333

Operating Expenses:
           Support and customer service                                  $947                    $732
           Selling and marketing                                         $485                    $145
           Research and development                                      $102                    $353
           General and administrative                                    $459                    $301
           Amortization of intangible Goodwill & Non-Compete
             Agreements                                                   $71                     $90
                                                                --------------------------------------
                                                                --------------------------------------
                                                                       $2,064                  $1,621

                Earnings from operations                                 $503                   -$288
                                                                --------------------------------------
                                                                --------------------------------------

Interest and financing costs                                             $245                    $116
                                                                --------------------------------------
                                                                --------------------------------------
                Earnings (loss) before income taxes                      $258                   -$404

Income tax expense (benefit)                                             $125                   -$125
                                                                --------------------------------------
                                                                ======================================
                NET EARNINGS (LOSS)                                      $133                   -$279
                                                                ======================================
                                                                ======================================


Net earnings (loss) per common share
     Basic                                                              $0.03                 ($0.07)
     Diluted                                                            $0.03                 ($0.07)
Weighted average shares used in computing net
earnings (loss) per common share:
     Basic                                                              4,125                   3,905
     Diluted                                                            4,128                   3,905


The accompanying notes are an integral part of these statements.

                        CPS SYSTEMS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                      1998            1997
                                                                                 --------------------------------
Cash flows from operating activities:
     Net income(loss)                                                                  $     133      $    (279)
     Adjustments to reconcile net income(loss) to net cash:
        Depreciation and amortization                                                        178             185
        Adjustment to put warrants                                                           125             (5)
        Loss on disposal of property and equipment                                             1               0
        Accrued interest to shareholders                                                       2               0
        Changes in assets and liabilities, net of business acquired:
            Accounts receivable                                                            (245)             237
            Refundable income taxes                                                           75           (148)
            Inventories                                                                    (232)            (25)
            Prepaid expenses and other current assets                                      (329)             (8)
            Accounts payable                                                                (59)              90
            Accrued expenses                                                                 253            (46)
            Unearned revenue                                                                  78            (24)
            Income taxes payable                                                             133           (177)
            Other liabilities                                                                  1               7
                                                                                 --------------------------------
                          Net cash provided(used) by operating activities                   $114          ($193)

Cash Flows from investing activities:
     Purchase of property and equipment                                                     (94)            (55)
     Software development costs                                                            (540)            (60)
                                                                                 --------------------------------
                          Net cash used by investing activities                           ($634)          ($115)

Cash flows from financing activities:
     Principal payment on long-term debt                                                    (23)            (72)
     Proceeds from public offering, net of offering cost                                   6,434               0
                                                                                 --------------------------------
                          Net cash provided(used) by financing activities                 $6,411           ($72)

Net increase(decrease) in cash                                                             5,891           (380)
Cash at beginning of period                                                                  327             592
                                                                                 --------------------------------
Cash at end of period                                                                     $6,218            $212

Supplementary Cash Flow Disclosure:
     Interest and financing costs paid                                                        99              93
     Income taxes (refunded) paid, net                                                      (83)             198

Non-cash investing and financing activities:

     During the quarter ended March 31, 1998, offering costs of $225 related to the IPO were accrued and charged against the gross proceeds of the IPO.


The accompanying notes are an integral part of these statements.

                        CPS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997

        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE A - BASIS OF PRESENTATION

The interim condensed consolidated financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of March 31, 1998, and the consolidated results of operation and cash flows for the three months ended March 31, 1998 and 1997. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements and notes be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 1997, included in the Company's Form SB-2 Registration Statement(File No. 333-39173) filed with the Securities and Exchange Commission, effective March 25, 1998.

NOTE B - INITIAL PUBLIC OFFERING

On March 30, 1998 the Company successfully completed its initial public offering(IPO) of common stock. The Company issued 1,900,000 shares of common stock in connection with its IPO which, upon payment of all offering costs, will result in net proceeds of approximately $5,900, net of issuance costs of approximately $1,700. In April, the underwriters exercised their option to purchase 285,000 additional shares of common stock to cover over-allotments. All of the over-allotment shares were sold by certain selling shareholders, resulting in no proceeds to the company.

In connection with the IPO, all of the Company's outstanding put warrants were converted into common stock. The exercise of the put warrants resulted in the issuance of 927,766 common shares and proceeds to the Company of approximately $2.4. Upon exercise of the put warrants, their recorded value of $367 was reclassified to paid in capital.

NOTE C- SENIOR TERM LOAN AND REVOLVING LINE OF CREDIT

In April 1998, the Company repaid it senior term loan in full utilizing proceeds from the IPO. The balance of the senior term loan at the time of the repayment, including principal, interest and repayment penalties, was approximately $761. Upon repayment of the senior term loan, the Company's $1,000 revolving line of credit with the same financial institution was terminated. There were no borrowings outstanding under the revolving line of credit.

NOTE D- STOCK OPTIONS

Upon the completion of the IPO, the Company granted 335,000 stock options to officers and employees at an exercise price equal to the IPO price of $4.00 per share. These options vest over a period of 3 years and expire in March 2008.

The Company's stock option plan is accounted for under the intrinsic value method in which compensation expense is recognized for the amount, if any, that the fair value of the underlying common stock exceeds the exercise price at the date of grant. Accordingly, no compensation expense was recorded in connection with the aforementioned options.

                        CPS SYSTEMS, INC. AND SUBSIDIARY
                                 MARCH 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended March 31, 1998 and March 31, 1997" and "Liquidity and Capital Resources." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's registration statement on Form S-1 (File No.
333-39173), which was declared effective on March 25, 1998.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                    31-Mar                   31-Mar
                                                                     1998                     1997
                                                                 ---------------------------------------
Revenue
           License fees                                                 37.8%                     10.6%
           Recurring maintenance and service fees                       33.5%                     53.3%
           Product sales                                                20.0%                     28.0%
           Other service fees                                            8.7%                      8.1%
                                                                 -------------            --------------

                Total Revenue:                                         100.0%                    100.0%
                                                                 -------------            --------------

Cost of Revenue
           Product Sales                                                15.5%                     20.2%
           Purchased software.                                           4.6%                      5.2%
           Distribution                                                  0.1%                      0.2%
                                                                 -------------            --------------

                Total Cost of Sales:                                    20.2%                     25.6%
                                                                 -------------            --------------

                Gross profit:                                           79.8%                     74.4%

Operating Expenses:
           Support and customer service                                 29.4%                     40.9%
           Selling and marketing                                        15.1%                      8.1%
           Research and development                                      3.2%                     19.7%
           General and administrative                                   14.3%                     16.8%
           Amortization of intangible Goodwill & Non-Compete             2.2%                      5.0%
                                                                 -------------            --------------

                 Total Operating Expense:                               64.2%                     90.5%
                                                                 -------------            --------------

                 Earnings from operations                               15.6%                    -16.1%

Interest and financing costs                                             7.6%                      6.5%
                                                                 -------------            --------------
                 Earnings (loss) before income taxes                     8.0%                    -22.5%

Income tax expense (benefit)                                             3.9%                     -7.0%
                                                                 -------------            --------------
                                                                 =============            ==============
           NET EARNINGS (LOSS)                                           4.1%                    -15.6%
                                                                 =============            ==============

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1998

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

REVENUE

The Company's total revenue was $3,217 for the three months ended March 31, 1998 compared to $1,792 for the three months ended March 31, 1997, an increase of $1,425 or 79.5%. This increase was primarily due to an increase in property tax billing and collection systems ("Collection") installations and to a lesser extent, remittance processing ("RPS") hardware and software sales.

License Fees. The Company's revenue from license fees was $1,217 for the three months March 31, 1998 compared to $190 for the three months ended March 31, 1997, an increase of $1,027 or 540.5%. The increase was primarily due to an increase in new customer Collection installations and to a lesser extent, installations of RPS hardware and software.

Recurring Maintenance and Service Fees. The Company's revenue from recurring fees was $1,076 million for the three months ended March 31, 1998 compared to $955 for the three months ended March 31, 1997, an increase of $121 or 12.7%. The increase was primarily attributable to the realization of recurring revenue associated with Collection license fee sales of a prior period. The recurring revenue attributable to the maintenance and service contracts are recognized upon the effective date of the maintenance and service contracts(which could become effective up to 12 months following execution of the licensing agreement). During this same period, hardware maintenance declined due to hardware manufacturers offering longer extended warranties, declining costs of hardware and the Company's belief that some customers no longer view hardware maintenance as a mission critical need for all components.

Product Sales. Revenue from product sales was $643 for the three months ended March 31, 1998 compared to $501 for the three months ended March 31, 1997, an increase of $142 or 28.3%. This increase is primarily due to an increase in RPS sales and, to a lesser extent, sales of hardware for Collection systems and our hardware parts and repair group("System Engineering").

Other Service Fees. Revenue from other service fees was $281 for the three months ended March 31, 1998 compared to $146 for the three months ended March 31, 1997, an increase of $135 or 92.5%. This increase was primarily due to increased RPS installation sales, and to a lesser extent, integrated voice response ("IVR") support sales.

COST OF REVENUE

The Company's cost of revenue includes the cost of hardware product sales, the cost of purchased software, amortization of software development cost and distribution costs.

Product Sales. The cost of product sales was $499, or approximately 77.6% of product sales, for the three months ended March 31, 1998 compared to $363, approximately 72.5% of product sales, for the three months ended March 31, 1997, an increase of $136 or 37.5%. This increase was primarily due to costs associated with an increase in RPS hardware sales and, to a lesser extent, hardware sales associated with Collections and Systems Engineering systems. The increase in cost as a percentage of product sales was due to RPS hardware comprising a larger portion of total hardware sales. RPS hardware generally has a higher cost of sales than other hardware products.

Software. Cost of software includes purchased as well as the amortization of capitalized software development costs. The cost of software was $147, or approximately 12.1% of license fees, for the three months ended March 31, 1998

                        CPS SYSTEMS, INC. AND SUBSIDIARY
                                 MARCH 31, 1998


compared to $93, or approximately 48.9% of license fees, for the three months ended March 31, 1997, an increase of $54 or 58.1%. This increase was largely due to the installation of RPS third-party software sales. The Company is a preferred reseller of Rpxpress software. Amortization of software development cost was $33 for the three months ended March 31, 1998 and $36 for the three months ended March 31, 1997.

Distribution. The costs associated with distribution were $4 for the three months ended March 31, 1998 compared to $3 for the three months ended March 31, 1997, an increase of $1 or 33.3%. This increase was due to increased sales of RPS.

The total cost of revenue was $650 for the three months ended March 31, 1998 compared to $459 for the three months ended March 31, 1997, an increase of $191 or 41.6%. This yielded a gross profit margin of 79.8% for the three months ended March 31, 1998 compared to a gross profit margin of 74.4% for the three months ended March 31, 1997. This increase in gross profit margin resulted from an increase in license fees and recurring maintenance and service fees from 63.9% of total revenue for the three months ended March 31, 1997 to 71.3% of total revenue for the three months ended March 31, 1998. License fees and recurring maintenance and service fees have a lower cost of revenue associated with them than the Company's other major source of revenue(product sales).


OPERATING EXPENSES


Support and Customer Service. Expenses related to support and customer service were $947 for the three months ended March 31, 1998 compared to $732 for the three months ended March 31, 1997, an increase of $215 or 29.4%. This increase resulted from an increase in salaries and hiring to enhance customer service and support future growth. In addition, outsourcing costs rose to accommodate expansion into new markets and build infrastructure for growth expected from Year 2000 sales.

Selling and Marketing. The Company's selling and marketing expenses were $485 for the three months ended March 31, 1998 compared to $145 for the three months ended March 31, 1997, an increase of $340 or 234.5%. This increase was due to an increase in the numbers of sales personnel and expenses related to covering new markets such as California, Illinois, Nevada, Georgia and Ohio. In addition, sales commission expenses rose as a result of increased sales of RPS and Collection systems.

Research and Development. Research and development expenses were $102 for the three months ended March 31, 1998 compared to $353 for the three months ended March 31, 1997, a decrease of $251 or 71.1%. These expenses are comprised primarily of salaries as well as amounts paid to outside consultants to supplement continuing product enhancement efforts. The decrease resulted from the capitalization of research and development cost associated with new product development.

General and Administrative. General and administrative expenses were $459 for the three months ended March 31, 1998 compared to $301 for the three months ended March 31, 1997, an increase of $158 or 52.5%. This increase was primarily due to a increase in legal expenses related to claims arising out of the Company's operations in the normal course of business.

Amortization of Goodwill and Non-compete Agreements. The Company incurred a non-cash expense related to the 1994 acquisition of the Company by a private investor group of $71 for the three months ended March 31, 1998 compared to $90 for the three months ended March 31, 1997, a decrease of approximately $19 or 21.1%. The decrease in amortization is primarily due to the completion in December 1997 of the non-compete agreement amortization.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1998


EARNINGS FROM OPERATIONS

Earnings from operation were $503, or 15.6% of revenue, for the three months ended March 31, 1998, compared to a loss from operations of $288 for the three months ended March 31, 1997. This increase in earnings from operations of $791 was primarily due to the increase of license fee revenue to 37.8% of total revenue for the three months ended March 31, 1998 compared to 10.6% of total revenue for the three months ended March 31, 1997, and the reduction in research and development expenses from 19.7% of total revenue to 3.2% for the three months ended March 31, 1998.

NON-OPERATING EXPENSES

 Interest and Financing Costs. The Company's interest expense for its long term debt was $245 for the three months ended March 31, 1998 compared to $116 for the three months ended March 31, 1997, an increase of $129 or 111%. This increase was primarily attributed to a increase in the put warrant adjustment. The put warrant adjustment is primarily based on the operating earnings of the Company for the previous twelve month period, which increased in the first quarter of 1998 over the corresponding period in 1997.

Provisions for Income Taxes. The Company's provision for income taxes was $125 for the three months ended March 31, 1998 compared to $(125) for the three months ended March 31, 1997, an increase of $250 or 300%. This increase was attributable primarily to increased earnings from operations. The income tax provision is higher than income taxes determined by applying the applicable statutory rates primarily due to non-deductible amortization of goodwill and non-deductible put warrant adjustments.

LIQUIDITY AND CAPITAL RESOURCES


On March 25, 1998 CPS SYSTEMS, INC. successfully completed its initial public offering of common stock. The Company sold 1,900,000 shares of common stock for $6,435 net of issuance costs of $1,265. Subsequent to March 31, 1998, the underwriters exercised their option to purchase 285,000 additional shares of common stock from certain selling shareholders to cover over-allotments. Certain selling shareholders received $1,140 from the transaction and the Company incurred additional issuance costs of $148. The Company has invested the net proceeds in short-term investment grade interest-bearing securities.

The Company's operating activities provided cash of $114 and cash usage of $(193) during the three months ended March 31, 1998 and March 31, 1997, respectively. The Company's source of cash during the three months ended March 31, 1998 was primarily attributable to increases in accounts receivable of $245, inventories of $232, and prepaid expenses of $329. These decreases to cash were offset by net income of $133 plus non-cash depreciation and amortization of $178, accrued expenses increase of $253, put warrant adjustment of $125 and income tax payable increase of $133, for the three months ended March 31, 1998.

The Company used cash of $634 and $115 for investing activities during the three months ended March 31, 1998 and March 31, 1997, respectively. Investing activities have consisted principally of the acquisition of property and equipment and capitalized software development cost. The increase of $519 was primarily attributable to increases in capitalized software development cost. In addition, the Company made significant investments in upgrading internal systems.

The Company's financing activities provided cash of $6,411 for the three months ended March 31, 1998 and a cash usage of $72 for the three months ended March 31, 1997. In
                                        9

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1998



March 1998, the Company raised aggregate net proceeds of $6,435 from the sale of 1,900,000 share of common stock through its initial public offering. Subsequent to March 31, 1998, the Company paid $761 to retire the outstanding principal amount of its senior term loan including interest and prepayment fees to Finova Capital Corporation, $128 in loans from shareholders to the Company and $148 for over-allotment issuance cost.

The Company believes its cash balances and cash generated from operations will satisfy the Company's working capital and capital expenditure requirements for at least the next 12 months. In the longer term, the Company may require additional sources of liquidity to fund future growth. Such sources of liquidity may include additional equity offerings or debt financing. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business. The Company has not executed any agreements with respect to any such transaction.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in several legal actions arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of these claims and actions will not have a material adverse effect on the Company's financial position or operating results.


ITEM 2.  CHANGES IN SECURITIES

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

The Company's common stock is listed on the American Stock Exchange under the symbol "SYS". Trading in the stock began on March 25, 1998.

Pursuant to the 1997 Equity Participation Plan, the Company has the authority to issue up to 600,000 shares (the "Options) of the Company's common stock, par value

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1998


$.01 per share (the "Common Stock"). These Options vest over a period of three years from the date of the grant and expire in March 2008. The Board of Directors granted to certain officer and directors of the Company Options to purchase 335,000 shares of Common Stock at an exercise price of $4.00 per share (the initial public offering price). The grant became effective upon the consummation of the initial public offering on March 30, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits and reports on Form 8-K were filed by CPS SYSTEMS, INC. during the quarter ended March 31, 1998.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 07, 1998


                                -----------------------------------------------
                                Paul E. Kana
                                CHAIRMAN OF THE BOARD OF DIRECTORS,
                                CHIEF EXECUTIVE OFFICER
                                AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)



                                -----------------------------------------------
                                Kevin L. Figge
                                VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                (PRINCIPAL FINANCIAL OFFICER)