Form 10-Q/A
period 1998-03-31
CPS SYSTEMS INC
filed 1998-07-07
CIK 1048536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A



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

ITEM 2.  CHANGES IN SECURITIES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A



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

                        CPS SYSTEMS, INC. AND SUBSIDIARY
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

                         Yes                   No       X
                               --------              -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AS OF MARCH 31, 1998
                  -----                     ---------------------------------
             Common stock
         Par value $.01 per share                      6,732,502

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(d) Use of Proceeds from Registered Securities. Pursuant to Rule 463 of the Rules and Regulations of the Securities Act of 1933, as amended, the CPS Systems, Inc. (the "Company") is furnishing the use of proceeds from its initial public offering in its first periodic report after effectiveness.

          (1) The Company's Form SB-2, Registration Statement Under the Securities Act of 1933, Registration No. 333-39173, was declared effective by oral order of the Securities and Exchange Commission on March 25, 1998 (the "IPO Registration Statement").

          (2) The offering pursuant to the IPO Registration Statement commenced on March 25, 1998 (the "Offering").

          (4)  (i) The Offering  continued  uninterrupted  thereafter  until the
          sale  of  all  securities   registered   under  the  IPO  Registration
          Statement.

               (ii) The managing underwriters of the Offering were Cruttenden Roth Incorporated and Josephthal & Co. Inc.

               (iii) The title of the only class of securities registered is the common stock, par value $0.01 per share.

               (iv) The following information for the account of the Company is provided:

               Aggregate Price                             Aggregate Price
Amount         of Offering Amount                          of Offering Amount
Registered     Registered               Amount Sold        Sold to Date
----------     ----------               -----------        ------------
1,900,000       $7,600,000              1,900,000          $7,600,000

The amount of securities registered by the Company is hereinafter referred to as the "Shares."

                  The  following  information  for the  account  of the  Selling
Shareholders is also provided:

                                        Aggregate Price                    Aggregate Price
Selling                    Amount      of Offering Amount                 of Offering Amount
Shareholder                Registered     Registered      Amount Sold        Sold to Date
-----------                ----------     ----------      -----------        ------------
Sidney H. Cordier           85,660      $  342,640          85,660           $  342,640
Brian R. Wilson             85,660         342,640          85,660              342,640
G. Dean Booth, Jr.          18,288          73,152          18,288               73,152
Hanifen Imhoff
 Mezzanine Fund, LP         63,472         253,888          63,472              253,888
John K. Percival            21,280          85,120          21,280               85,120
Robert J. Newcorn           10,640          42,560          10,640               42,560

All of the proceeds from the Offering of the shares by the Selling Shareholders were part of the over-allotment option exercised on April 14, 1998 and are for the benefit of the Selling Shareholders only. Accordingly, the aggregate price of the Offering amount sold by the selling shareholders is not included in the net proceeds to the Company of the Offering.

               (v) From March 25, 1998 through March 31, 1998, the effective date of the IPO Registration Statement to the end of the reporting period, the amount of expenses incurred for the account of the Company in connection with the issuance and distribution of the Shares is, based upon reasonable estimate, as follows:

Underwriting discounts and commissions                    $   760,000
Finders fees                                                        0
Expenses paid to or for Underwriters                          228,000
Other expenses                                                801,500
                                                         ------------
TOTAL EXPENSES                                            $ 1,789,500

Additional expenses totaling approximately $150,000, incurred on behalf of the Selling Shareholders upon exercise of the over-allotment option on April 14, 1998, are not reflected herein. None of the expenses of the Offering constituted direct or indirect payments to directors, officers or general partners, or associates thereof, persons owning 10% or more of any class of securities or any affiliates of the Company.

               (vi) The net proceeds to the Company of the Offering pursuant to the IPO Registration Statement, after the expenses listed in (v) above, is $5,810,500.

               (vii) From March 25, 1998 through March 31, 1998, the Company has applied the following amounts of its net proceeds from the Offering pursuant to the IPO Registration Statement:

Construction of plant, building and facilities                       $         0
Purchase and installation of machinery and equipment                           0
Purchases of real estate                                                       0
Acquisitions of other business(es)                                             0
Repayment of indebtedness                                                      0
Working capital                                                                0
Temporary investments (as specified below)                             5,270,000
Other uses of at least $100,000 (as specified below)                 $   540,500

None of the uses constituted direct or indirect payments to the Company's directors, officers or general partners, or associates thereof, persons owning 10% or more of any class of securities or any affiliates of the Company. The temporary investments consist of money market accounts available on a daily basis. Other uses of at least $100,000 reflects research and development expenses.

Date:    July 7, 1998



                                /s/ Paul E. Kana
                                -----------------------------------------------
                                Paul E. Kana
                                CHAIRMAN OF THE BOARD OF DIRECTORS,
                                CHIEF EXECUTIVE OFFICER
                                AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)


                                /s/ Kevin L. Figge
                                -----------------------------------------------
                                Kevin L. Figge
                                VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                (PRINCIPAL FINANCIAL OFFICER)