Form 10-Q
period 1998-06-30
CPS SYSTEMS INC
filed 1998-08-13
CIK 1048536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
      ___________________

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

                                          Yes         X          No
                                                   --------              -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AS OF  AUGUST 10, 1998
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

                                                                      As of                  As of
                                                                    06/30/98               12/31/97
                                                                   (unaudited)
ASSETS
CURRENT ASSETS
     Cash                                                            $3,302                   $327
     Accounts receivable                                             $2,220                 $1,718
     Deferred income tax                                               $160                   $160
     Inventory                                                         $267                   $161
     Refundable income taxes                                             $0                    $75
     Prepaid expense and other current assets                        $1,871                   $134
     Deferred offering costs                                             $0                   $367
                                                           -----------------      -----------------
                 Total current assets:                               $7,820                 $2,942
PROPERTY AND EQUIPMENT                                                 $657                   $536
SOFTWARE DEVELOPMENT COST                                            $2,055                   $938
OTHER ASSETS
     Costs in excess of net assets acquired                          $1,764                 $1,905
     Debt issue costs                                                  $119                   $160
     Other assets                                                       $15                    $18
                                                           -----------------      -----------------
                                                                     $1,898                 $2,083
                                                           -----------------      -----------------
                                                                    $12,430                 $6,499
                                                           =================      =================
LIABILITIES  AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long term debt                                   $0                   $731
     Accounts payable                                                  $245                   $683
     Accrued salaries, wages and payroll taxes                           $0                    $12
     Accrued offering costs                                            $100                   $243
     Accrued income tax payable                                        $238                     $0
     Other accrued expenses                                            $869                   $230
     Unearned revenue, current portion                               $1,609                 $1,533
                                                           -----------------      -----------------
                 Total current liabilities:                          $3,061                 $3,432
OTHER LIABILITIES
     Long-term debt                                                  $2,014                 $2,014
     Deferred income taxes                                             $317                   $317
     Notes payable- shareholders                                         $0                   $123
     Unearned revenue                                                   $47                    $47
     Other liabilities                                                  $52                    $47
                                                           -----------------      -----------------
                 Total long term debt:                               $2,430                 $2,548
                                                           -----------------      -----------------
                 Total Liabilities:                                  $5,491                 $5,980
PUT WARRANTS                                                             $0                   $242
COMMITMENTS AND CONTINGENCIES                                            $0                     $0
SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized
        10,000,000 shares, none issued and outstanding                   $0                     $0
     Common stock, $.01 par value, 50,000,000 shares
        authorized; issued  and outstanding,  6,732,502
        and 3,904,736 shares                                            $67                    $39
     Additional paid-in capital                                      $6,944                   $961
     Accumulated deficit                                               -$73                  -$723
                                                           -----------------      -----------------
                                                           -----------------      -----------------
                 Total Shareholders' Equity:                         $6,939                   $277
                                                           -----------------      -----------------
                                                                    $12,430                 $6,499
                                                           -----------------      -----------------

The accompanying notes are an integral part of these statements.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                         1998                 1997            1998             1997
                                                         ----                 ----            ----             ----
Revenue
           License fees                                 $1,959              $1,175          $3,176           $1,365
           Recurring maintenance and service fees       $1,053                $956          $2,128           $1,911
           Product sales                                  $756              $1,147          $1,399           $1,648
           Other service fees                             $271                $335            $552             $481
                                                        --------------------------          -----------------------
                                                        $4,039              $3,613          $7,255           $5,405

Cost of Revenue
           Product sales                                  $634                $873          $1,133           $1,236
           Purchased software                             $228                $189            $375             $282
           Distribution                                     $3                 $37              $7              $40
                                                        --------------------------          -----------------------
                                                          $865              $1,099          $1,515           $1,558

                                                        --------------------------          -----------------------

                Gross profit                            $3,174              $2,514          $5,740           $3,847

Operating Expenses:
           Support and customer service                 $1,022                $727          $1,969           $1,459
           Selling and marketing                          $615                $264          $1,099             $409
           Research and development                       $164                $376            $266             $729
           General and administrative                     $309                $229            $768             $530
           Amortization of intangible goodwill &
             non-compete agreements                        $70                 $91            $141             $181
                                                        --------------------------          -----------------------
                                                        $2,180              $1,687          $4,243           $3,308

                Earnings from operations                  $994                $827          $1,497             $539
                                                        --------------------------          -----------------------

Interest and financing costs                               $88                $116            $333             $232
                                                        --------------------------          -----------------------
                Earnings before income taxes              $906                $711          $1,164             $307

Income tax expense                                        $389                $299            $514             $174
                                                        --------------------------          -----------------------
                Net earnings                              $517                $412            $650             $133
                                                        ==========================          =======================


Net earnings per common share
     Basic                                               $0.08               $0.11           $0.10            $0.03
     Diluted                                             $0.08               $0.09           $0.12            $0.03
Weighted average shares used in computing net
earnings per common share:
     Basic                                               6,733               3,905           6,733            3,905
     Diluted                                             6,849               4,833           5,487            4,833

The accompanying notes are an integral part of these statements.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                          SIX MONTHS ENDED JUNE 30,
                                                                               1998        1997
                                                                          -------------------------
Cash flows from operating activities:
     Net income .........................................................   $   650    $   133
     Adjustments to reconcile net income(loss) to net cash:
        Deferred income tax expense .....................................         0          5
        Depreciation and amortization ...................................       368        373
        Adjustment to put warrants ......................................       125        (10)
        Loss on disposal of property and equipment ......................         1          0
        Accrued interest to shareholders ................................         2          0
        Changes in assets and liabilities, net of business acquired:
            Accounts receivable .........................................      (502)       (82)
            Refundable income taxes .....................................        75          0
            Inventories .................................................      (105)       (83)
            Prepaid expenses and other current assets ...................    (1,740)        (1)
            Accounts payable ............................................      (598)       264
            Accrued expenses ............................................       793        (63)
            Unearned revenue ............................................        76       (145)
            Income taxes payable ........................................       238        (35)
            Other liabilities ...........................................         4         14
                                                                             ------    -------
                          Net cash (used)provided by operating activities   ($  613)   $   369

Cash Flows from investing activities:
     Purchase of property and equipment .................................      (249)      (119)
     Software development costs .........................................    (1,175)      (105)
     Other receivables ..................................................         0       (124)
                                                                             ------     ------
                          Net cash used by investing activities .........   ($1,424)   ($  348)

Cash flows from financing activities:
     Principal payment on long-term debt ................................      (855)      (166)
     Proceeds from public offering, net of offering cost ................     5,867          0
                                                                            -------     ------
                          Net cash provided(used) by financing activities   $ 5,012    ($  166)

Net increase(decrease) in cash ..........................................     2,975       (145)
Cash at beginning of period .............................................       327        592
                                                                            -------    ------

Cash at end of period ...................................................   $ 3,302    $   447
                                                                            =======    =======

Supplementary Cash Flow Disclosure:
     Interest and financing costs paid ..................................       165        189
     Income taxes paid, net .............................................       201        205

The accompanying notes are an integral part of these statements.

                        CPS SYSTEMS, INC. AND SUBSIDIARY
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997

        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE A  BASIS OF PRESENTATION

The interim condensed consolidated financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of June 30, 1998, and the consolidated results of operation for the three months and six months ended June 30, 1998 and 1997. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements and notes be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 1997, included in the Company's Form SB-2 Registration Statement(File No. 333-39173) filed with the Securities and Exchange Commission, effective March 25, 1998.

NOTE B  INITIAL PUBLIC OFFERING

On March 30, 1998 the Company successfully completed its initial public offering(IPO) of common stock. The Company issued 1,900,000 shares of common stock in connection with its IPO at $4.00 per share, which upon payment of all offering costs resulted in net proceeds of approximately $5,767, net of issuance costs of approximately $1,833. In April 1998, the underwriters exercised their option to purchase 285,000 additional shares of common stock to cover over-allotments. All of the over-allotment shares were sold by certain selling shareholders, resulting in no proceeds to the company. However the Company incurred additional issuance cost of $148,000. Net proceeds net of issuance cost are $5,619.

In connection with the IPO, all of the Company's outstanding put warrants were converted into common stock. The exercise of the put warrants resulted in the issuance of 927,766 common shares and proceeds to the Company of approximately $2.4. Upon exercise of the put warrants, their recorded value of $367 was reclassified to paid in capital.

NOTE C- SENIOR TERM LOAN AND REVOLVING LINE OF CREDIT

In April 1998, the Company repaid its senior term loan in full utilizing proceeds from the IPO. The balance of the senior term loan at the time of the repayment, including principal, interest and repayment penalties, was approximately $761. Upon repayment of the senior term loan, the Company's $1,000 revolving line of credit with the same financial institution was terminated. There were no borrowings outstanding under the revolving line of credit.

NOTE D- STOCK OPTIONS

Upon the completion of the IPO, the Company granted 307,500 stock options to officers and employees at an exercise price equal to the IPO price of $4.00 per share. These options vest over a period of 3 years and expire in March 2008.

The Company's stock option plan is accounted for under the intrinsic value method in which compensation expense is recognized for the amount, if any, that the fair value of the underlying common stock exceeds the exercise price at the date of grant. Accordingly, no compensation expense was recorded in connection with the aforementioned options.

                        CPS SYSTEMS, INC. AND SUBSIDIARY
                                  JUNE 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended June 30, 1998 and June 30, 1997, "Comparison of Six Months Ended June 30, 1998 and June 30, 1997 and "Liquidity and Capital Resources." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's registration statement on Form S-1 (File No. 333-39173), which was declared effective on March 25, 1998. All dollar amounts are expressed in thousands, except per share amounts. The financial results expressed in this item 2 are unaudited.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                          THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                            1998             1997               1998             1997
                                                           ------           ------             ------           ------
Revenue
           License fees                                     48.5%            32.5%              43.8%            25.3%
           Recurring maintenance and service fees           26.1%            26.5%              29.3%            35.4%
           Product sales                                    18.7%            31.7%              19.3%            30.5%
           Other service fees                                6.7%             9.3%               7.6%             8.9%
                                                             ---              ---                ---              ---
                Total Revenue                              100.0%           100.0%             100.0%           100.0%
                                                           -----            -----              -----            -----

Cost of Revenue
           Product sales                                    15.7%            24.2%              15.6%            22.9%
           Purchased software.                               5.6%             5.2%               5.2%             5.2%
           Distribution                                      0.1%             1.0%               0.1%             0.7%
                                                             ---              ---                ---              ---
                Total Cost of Sales                         21.4%            30.4%              20.9%            28.8%
                                                            ----             ----               ----             ----

                Gross profit                                78.6%            69.6%              79.1%            71.2%

Operating Expenses:
           Support and customer service                     25.3%            20.1%              27.1%            27.0%
           Selling and marketing                            15.2%             7.3%              15.1%             7.6%
           Research and development                          4.1%            10.4%               3.7%            13.5%
           General and administrative                        7.7%             6.3%              10.6%             9.8%
           Amortization of intangible goodwill &
             non-compete agreements                          1.7%             2.5%               1.9%             3.3%
                                                             ---              ---                ---              ---

                 Total Operating Expense                    54.0%            46.7%              58.5%            61.2%
                                                            ----             ----               ----             ----

                 Earnings from operations                   24.6%            22.9%              20.6%            10.0%

Interest and financing costs                                 2.2%             3.2%               4.6%             4.3%
                                                             ---              ---                ---              ---
                 Earnings (loss) before income taxes        22.4%            19.7%              16.0%             5.7%

Income tax expense (benefit)                                 9.6%             8.3%               7.1%             3.2%
                                                             ---              ---                ---              ---
                 Net earnings (LOSS)                        12.8%            11.4%               9.0%             2.5%
                                                            ----             ----                ---              ---

                                        6

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  June 30, 1998

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997


REVENUE

The Company's revenue includes revenue of license fees, recurring maintenance and service fees, product sales, and other service fees.

The Company's total revenue was $4,039 for the three months ended June 30, 1998 compared to $3,613 for the three months ended June 30, 1997, an increase of $426 or 11.8%. This increase was primarily due to an increase in license fee sales for property appraisal and assessment systems (CAMA) and remittance processing
(RPS) hardware and software sales.

License Fees. The Company's revenue from license fees was $1,959 for the three months June 30, 1998 compared to $1,175 for the three months ended June 30, 1997, an increase of $784 or 66.7%. The increase was primarily due to an increase in new customer CAMA installations and to a lesser extent, installations of RPS software.

Recurring Maintenance and Service Fees. The Company's revenue from recurring fees was $1,053 for the three months ended June 30, 1998 compared to $956 for the three months ended June 30, 1997, an increase of $97 or 10.1%. The increase was primarily attributable to the realization of recurring revenue associated with property tax billing and collection systems (Collection) license fee sales of a prior period and to a lesser extent integrated voice response (IVR) maintenance contracts. The recurring revenue attributable to the maintenance and service contracts are recognized upon the effective date of the maintenance and service contracts (which could become effective up to 12 months following execution of the licensing agreement.) During this same period, hardware maintenance declined due to hardware manufacturers offering longer extended warranties, declining costs of hardware and the Company's belief that some customers no longer view hardware maintenance as a mission critical need for all components.

Product Sales. Revenue from product sales was $756 for the three months ended June 30, 1998 compared to $1,147 for the three months ended June 30, 1997, a decrease of $391 or 34.1%. This decrease is primarily due to a decrease in sales of hardware for Collection and CAMA systems. This decrease was partially offset by an increase in RPS hardware sales.

Other Service Fees. Revenue from other service fees was $271 for the three months ended June 30, 1998 compared to $335 for the three months ended June 30, 1997, a decrease of $64 or 19.1%. This decrease was primarily due to decreased
installation   sales  of  our  hardware   parts  and  repair   group   (Systems
Engineering) and to a lesser extent, Collections service sales.


COST OF REVENUE

The Company's cost of revenue includes the cost of hardware product sales, the cost of purchased software, amortization of software development cost and distribution costs.

The total cost of revenue was $865 for the three months ended June 30, 1998 compared to $1,099 for the three months ended June 30, 1997, a decrease of $234 or 21.3%. This yielded a gross profit margin of 78.6% for the three months ended June 30, 1998 compared to a gross profit margin of 69.6% for the three months ended June 30, 1997. This increase in gross profit margin resulted from an increase in license fees and recurring maintenance from 59.0% of total revenue for the three months ended June 30, 1997 to 74.6% of total revenue for the three months ended June 30, 1998. License fees and recurring maintenance have a lower cost of revenue than the Company's other major source of revenue (i.e., product sales.)

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1998


Product Sales. The cost of product sales was $634, or approximately 83.9% of product sales, for the three months ended June 30, 1998 compared to $873, or approximately 76.1% of product sales, for the three months ended June 30, 1997, a decrease of $239 or 27.4%. This decrease was primarily due to costs associated with a decrease in sales of hardware for Collection and CAMA systems. This decrease was partially offset by an increase in cost associated with higher RPS hardware sales. The increase in cost as a percentage of product sales was due to RPS hardware comprising a larger portion of total hardware sales. RPS hardware generally has a higher cost of sales than other hardware products.

Purchased Software. Cost of software includes purchased software as well as the amortization of capitalized software development costs. The cost of software was $228, or approximately 11.6% of license fees, for the three months ended June 30, 1998 compared to $189, or approximately 16.1% of license fees, for the three months ended June 30, 1997, an increase of $39 or 20.6%. This increase was largely due to the installation of RPS third-party software sales. The Company is a preferred reseller of Rpxpress software. Amortization of software development cost was $34 for the three months ended June 30, 1998 and $36 for the three months ended June 30, 1997.

Distribution. The costs associated with distribution were $3 for the three months ended June 30, 1998 compared to $37 for the three months ended June 30, 1997, a decrease of $34 or 91.9%. This decrease was due primarily to a large Collection and CAMA hardware shipment in June, 1997.


OPERATING EXPENSES

The Company's operating expenses includes support and customer service, selling and marketing, research and development, general and administrative, and amortization of intangible goodwill & non-compete agreements.

Support and Customer Service. Expenses related to support and customer service were $1,022 for the three months ended June 30, 1998 compared to $727 for the three months ended June 30, 1997, an increase of $295 or 40.6%. This increase resulted primarily from an increase in salaries and hiring to enhance customer service and support future growth. In addition, outsourcing costs rose to accommodate expansion into new markets and build infrastructure for growth expected from Year 2000 sales.

Selling and Marketing. The Company's selling and marketing expenses were $615 for the three months ended June 30, 1998 compared to $264 for the three months ended June 30, 1997, an increase of $351 or 133.0%. This increase was due to an increase in the numbers of sales personnel and expenses related to covering new markets such as California, Illinois, Nevada, Georgia, Ohio and Tennessee. In addition, sales commission expenses rose as a result of increased sales of RPS, Collection and Cama systems.

Research and Development. Research and development expenses were $164 for the three months ended June 30, 1998 compared to $376 for the three months ended June 30, 1997, a decrease of $212 or 56.4%. These expenses are comprised primarily of salaries as well as amounts paid to outside consultants to supplement continuing product enhancement efforts. The decrease resulted from the capitalization of research and development cost associated with new product development.

General and Administrative. General and administrative expenses were $309 for the three months ended June 30, 1998 compared to $229 for the three months ended June 30, 1997, an increase of $80 or 34.9%. This increase was primarily due to a increase in travel and insurance activity created by the IPO, as well as, expenses associated

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1998

with additional General and Administrative staffing. To a lesser extent the increase is associated with increased employee benefits.

Amortization of Goodwill and Non-compete Agreements. The Company incurred a non-cash expense related to the 1994 acquisition of the Company by a private investor group of $70 for the three months ended June 30, 1998 compared to $91 for the three months ended June 30, 1997, a decrease of approximately $21 or 23.1%. The decrease in amortization is primarily due to the completion in December 1997 of the non-compete agreement amortization.


EARNINGS FROM OPERATIONS

Earnings from operation were $994, or 24.6% of revenue, for the three months ended June 30, 1998, compared to $827, or 22.9% of revenue, for the three months ended June 30, 1997. This increase in earnings from operations of $167 was primarily due to the increase of license fee revenue to 48.5% of total revenue for the three months ended June 30, 1998 compared to 32.5% of total revenue for the three months ended June 30, 1997, and the reduction in research and development expenses from 10.4% of total revenue for the 3 months ended June 30, 1997, to 4.1% for the three months ended June 30, 1998. The increase in earnings was partially offset by increased operating expenses for support and customer Service and selling and marketing.


NON-OPERATING EXPENSES

Interest and Financing Costs. The Company's interest expense for its long term debt was $88 for the three months ended June 30, 1998 compared to $116 for the three months ended June 30, 1997, a decrease of $28 or 24.1%. This decrease was primarily attributed to the repayment of the senior term loan(FINOVA CAPITIAL CORPORATION) and interest income on investments from the remaining proceeds of the IPO. To a lesser extent the decrease was attributed to completion of the non-compete amortization effective December 31, 1997. The decrease was partially offset by a prepayment penalty and success fee on the senior term loan of $65.

Income Tax Expense. The Company's provision for income taxes was $389 for the three months ended June 30, 1998 compared to $299 for the three months ended June 30, 1997, an increase of $90 or 30.1%. This increase was attributable to increased earnings from operations.



COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997


REVENUE

The Company's revenue includes revenue of license fees, recurring maintenance and service fees, product sales, and other service fees.

The Company's total revenue was $7,255 for the six months ended June 30, 1998 compared to $5,405 for the six months ended June 30, 1997, an increase of $1,850 or 34.2%. This increase was primarily due to an increase in Collection and CAMA license fee sales and to a lesser extent an increase in RPS hardware and software sales.

License Fees. The Company's revenue from license fees was $3,176 for the six months June 30, 1998 compared to $1,365 for the six months ended June 30, 1997, an increase of $1,811 or 132.7%. The increase was primarily due to an increase in new customer Collection and CAMA installations and to a lesser extent, installations of RPS software.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1998


Recurring Maintenance and Service Fees. The Company's revenue from recurring fees was $2,128 for the six months ended June 30, 1998 compared to $1,911 for the six months ended June 30, 1997, an increase of $217 or 11.4%. The increase was primarily attributable to the realization of recurring revenue associated with Collection license fee sales of a prior period and to a lesser extent IVR maintenance contracts. The recurring revenue attributable to the maintenance and service contracts are recognized upon the effective date of the maintenance and service contracts (which could become effective up to 12 months following execution of the licensing agreement.) During this same period, hardware maintenance declined due to hardware manufacturers offering longer extended warranties, declining costs of hardware and the Company's belief that some customers no longer view hardware maintenance as a mission critical need for all components.

Product Sales. Revenue from product sales was $1,399 for the six months ended June 30, 1998 compared to $1,648 for the six months ended June 30, 1997, a decrease of 249 or 15.1%. This decrease is primarily due to a decrease in sales of hardware for Collection and CAMA systems. This decrease was partially offset to by an increase in RPS hardware sales.

Other Service Fees. Revenue from other service fees was $552 for the six months ended June 30, 1998 compared to $481 for the six months ended June 30, 1997, a increase of $71 or 14.8%. This increase was primarily due to increased RPS installation sales.

COST OF REVENUE

The Company's cost of revenue includes the cost of hardware product sales, the cost of purchased software, amortization of software development cost and distribution costs.

The total cost of revenue was $1,515 for the six months ended June 30, 1998 compared to $1,558 for the six months ended June 30, 1997, a decrease of $43 or 2.8%. This yielded a gross profit margin of 79.1% for the six months ended June 30, 1998 compared to a gross profit margin of 71.2% for the six months ended June 30, 1997. This increase in gross profit margin resulted from an increase in license fees and recurring maintenance from 60.6% of total revenue for the six months ended June 30, 1997 to 73.1% of total revenue for the six months ended June 30, 1998. License fees and recurring maintenance have a lower cost of revenue than the Company's other major source of revenue (i.e., product sales.)

Product Sales. The cost of product sales was $1,133, or approximately 81.0% of product sales, for the six months ended June 30, 1998 compared to $1,236, or approximately 75.0% of product sales, for the six months ended June 30, 1997, a decrease of $103 or 8.3%. This decrease was primarily due to costs associated with a decrease in sales of hardware for Collection and CAMA systems. This decrease was partially offset by an increase to cost associated with higher RPS hardware sales. The increase in cost as a percentage of product sales was due to RPS hardware comprising a larger portion of total hardware sales. RPS hardware generally has a higher cost of sales than other hardware products.

Purchased Software. Cost of software includes purchased software as well as the amortization of capitalized software development costs. The cost of software was $375, or approximately 11.8% of license fees, for the six months ended June 30, 1998 compared to $282, or approximately 20.6% of license fees, for the six months ended June 30, 1997, an increase of $93 or 33.0%. This increase was largely due to the installation of RPS third-party software sales. The Company is a preferred reseller of Rpxpress software. Amortization of software development cost was $67 for the six months ended June 30, 1998 and $72 for the six months ended June 30, 1997.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1998


Distribution. The costs associated with distribution were $7 for the six months ended June 30, 1998 compared to $40 for the six months ended June 30, 1997, a decrease of $33 or 82.5%. This decrease was due primarily to a large Collection and CAMA hardware shipment in June 1997.


OPERATING EXPENSES

The Company's operating expenses includes support and customer service, selling and marketing, research and development, general and administrative, and amortization of intangible goodwill & non-compete agreements.

Support and Customer Service. Expenses related to support and customer service were $1,969 for the six months ended June 30, 1998 compared to $1,459 for the six month ended June 30, 1997, an increase of $510 or 35.0%. This increase resulted primarily from an increase in salaries and hiring to enhance customer service and support future CPS growth. In addition, outsourcing costs rose to accommodate expansion into new markets and build infrastructure for growth expected from Year 2000 sales.

Selling and Marketing. The Company's selling and marketing expenses were $1,099 for the six months ended June 30, 1998 compared to $409 for the six months ended June 30, 1997, an increase of $690 or 168.7%. This increase was due to an increase in the numbers of sales personnel and expenses related to covering new markets such as California, Illinois, Nevada, Georgia, Ohio and Tennessee. In addition, sales commission expenses rose as a result of increased sales of RPS, Collection and Cama systems.

Research and Development. Research and development expenses were $266 for the six months ended June 30, 1998 compared to $729 for the six months ended June 30, 1997, a decrease of $463 or 63.5%. These expenses are comprised primarily of salaries as well as amounts paid to outside consultants to supplement continuing product enhancement efforts. The decrease resulted from the capitalization of research and development cost associated with new product development.

General and Administrative. General and administrative expenses were $768 for the six months ended June 30, 1998 compared to $530 for the six months ended June 30, 1997, an increase of $238 or 44.9%. This increase was primarily due to a increase in legal fees and travel and insurance activity created by the IPO, as well as, expenses associated with additional General and Administrative staffing. To an lesser extent the increase is associated with increased employee benefits.

Amortization of Goodwill and Non-compete Agreements. The Company incurred a non-cash expense related to the 1994 acquisition of the Company by a private investor group of $141 for the six months ended June 30, 1998 compared to $181 for the six months ended June 30, 1997, a decrease of approximately $40 or 22.1%. The decrease in amortization is primarily due to the completion in December 1997 of the non-compete agreement amortization.


EARNINGS FROM OPERATIONS

Earnings from operation were $1,497, or 20.6% of revenue, for the six months ended June 30, 1998, compared to $539, or 10.0% of revenue, for the six months ended June 30, 1997. This increase in earnings from operations of $958 was primarily due to the increase of license fee revenue to 43.8% of total revenue for the six months ended June 30, 1998 compared to 25.3% of total revenue for the six months ended June 30, 1997, and the reduction in research and development expenses from 13.5% of total revenue for the six months ended June 30, 1997 to 3.7% for the six months ended June 30, 1998. The increase in earnings was partially offset by increased operating expenses for support and customer service and selling and marketing.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1998


NON-OPERATING EXPENSES

Interest and Financing Costs. The Company's interest expense for its long term debt was $333 for the six months ended June 30, 1998 compared to $232 for the six months ended June 30, 1997, an increase of $101 or 43.5%. This increase was primarily attributed to a increase in the put warrant adjustment and to a lesser extent the prepayment and success fee on the senior term loan. This increase was partially offset by a decrease attributed to the Company's repayment of the senior term loan, interest income on investments from the remaining proceeds of the Initial Public Offering and to a lesser extent completion of the non-compete amortization effective December 31, 1997.

Income Tax Expense. The Company's provision for income taxes was $514 for the six months ended June 30, 1998 compared to $174 for the six months ended June 30, 1997, an increase of $340 or 195.4%. This increase was attributable to increased earnings from operations. The income tax provision is higher than income taxes determined by applying the applicable statutory rates for the six months ended June 30, 1998 primarily due to non-deductible amortization of goodwill and non-deductible put warrant adjustments.


LIQUIDITY AND CAPITAL RESOURCES


On March 30, 1998 CPS SYSTEMS, INC. successfully completed its IPO. The Company sold 1,900,000 shares of common stock for $5,767 net of issuance costs of $1,833. Subsequent to March 31, 1998, the underwriters exercised their option to purchase 285,000 additional shares of common stock from certain selling shareholders to cover over-allotments. Certain selling shareholders received $1,140 from the transaction and the Company incurred additional issuance costs of $148. The Company has invested the net proceeds of the IPO in short-term investment grade interest-bearing securities.

The Company's operating activities used cash of $613 and provided cash of $369 during the six months ended June 30, 1998 and June 30, 1997, respectively. The Company's use of cash during the six months ended June 30, 1998 was primarily attributable to increases in accounts receivable of $502, inventories of $105, prepaid expenses of $1,740, and a decrease in accounts payable of $598. These decreases to cash was partially offset by net income of $650 plus non-cash depreciation and amortization of $368, accrued expenses increase of $793, put warrant adjustment of $125 and income tax payable increase of $238, for the six months ended June 30, 1998.

The Company used cash of $1,424 and $348 for investing activities during the six months ended June 30, 1998 and June 30, 1997, respectively. Investing activities have consisted principally of the acquisition of property and equipment and capitalized software development cost. The increase of $1,076 was primarily attributable to increases in capitalized software development cost. In addition, the Company made significant investments in upgrading internal systems.

The Company's financing activities provided cash of $5,012 and used cash of $166 during the six months ended June 30, 1998 and June 30, 1997, respectively. In March 1998, the Company raised aggregate net proceeds of $5,767 from the sale of 1,900,000 share of common stock through its IPO. Additional IPO expenditures in the second quarter of 1998 decreased aggregate net proceeds to $5,619. In April 1998 the Company paid $761 to retire the outstanding principal amount of its senior term loan including interest and prepayment fees to FINOVA CAPITAL CORPORATION and repaid $128 in loans from shareholders. Also, the Company paid $148 for over-allotment issuance costs.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1998


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





ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in several legal actions arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management the eventual resolution of these claims and actions will not have a material adverse effect on the Company's financial position or operating results.


ITEM 2.  CHANGES IN SECURITIES

Use of Proceeds from Registered Securities. Pursuant to Rule 463 of the Rules and Regulations of the Securities Act of 1933, as amended, the Company is furnishing the use of proceeds from its IPO.

The Company's Form SB-2, Registration Statement Under the Securities Act of 1933, Registration No. 333-39173, was declared effective by oral order of the Securities and Exchange Commission on March 25, 1998 (the IPO Registration Statement).


(v) From March 25, 1998  through June 30, 1998,  the  effective  date of the IPO
Registration Statement to the end of the reporting period, the amount of expenses incurred for the account of the Company in connection with the issuance and distribution of the Shares is, based upon reasonable estimate, as follows:

Underwriting discounts and commissions                 $    874,000
Finders fees                                                      0
Expenses paid to or for Underwriters                        262,000
Other expenses                                              845,000
                                                       ------------
TOTAL EXPENSES                                          $ 1,981,000

Underwriting, discounts and commissions include $114,000, incurred on behalf of the selling shareholders upon exercise of the over-allotment option on April 14, 1998. Expenses paid to or for the underwriters include additional expenses totaling approximately $34 incurred on behalf of the selling shareholders, upon exercise of

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1998


the over-allotment option. None of the expenses of the Offering constituted direct or indirect payments to directors, officers or general partners, or associates thereof, persons owning 10% or more of any class of securities or any affiliates of the Company.

(vi) The net proceeds to the Company of the Offering pursuant to the IPO Registration Statement, after the expenses listed in (v) above, is $5,619,000.

(vii) From March 25, 1998 through June 30, 1998, the Company has applied the following amounts of its net proceeds from the Offering pursuant to the IPO Registration Statement:

Construction of plant, building and facilities                $         0
Purchase and installation of machinery and equipment                    0
Purchases of real estate                                                0
Acquisitions of other business(es)                                      0
Repayment of indebtedness                                         855,000
Working capital                                                   287,000
Temporary investments (as specified below)                      3,302,000
Other uses of at least $100,000 (as specified below)            1,175,000

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

Pursuant to the 1997 Equity Participation Plan, the Company has the authority to issue up to 600,000 shares (the Options) of the Company's common stock, par value $.01 per share (the Common Stock). These Options vest over a period of three years from the date of the grant and expire in March 2008. The Board of Directors granted to certain officers and directors of the Company Options to purchase 307,500 shares of Common Stock at an exercise price of $4.00 per share (the IPO price). The grant became effective upon the consummation of the IPO on March 30, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits and reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1998






Date:  August 10, 1998


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