Form 10-Q/A
period 1998-03-31
CPS SYSTEMS INC
filed 1998-11-13
CIK 1048536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A2



X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
      _________________

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                  As of                  As of
                                                                03/31/98                12/31/97
                                                               (unaudited)
ASSETS
CURRENT ASSETS
     Cash                                                              $6,218                   $327
     Accounts receivable                                               $1,963                 $1,718
     Deferred income tax                                                 $508                   $160
     Inventory                                                           $393                   $161
     Refundable income taxes                                               $0                    $75
     Prepaid expense and other current assets                            $320                   $134
     Deferred offering costs                                               $0                   $367
                                                            ------------------      -----------------
                 Total current assets:                                 $9,402                 $2,942
PROPERTY AND EQUIPMENT                                                   $578                   $536
SOFTWARE DEVELOPMENT COST                                              $1,439                   $938
OTHER ASSETS
     Costs in excess of net assets acquired                            $1,834                 $1,905
     Debt issue costs                                                    $140                   $160
     Other assets                                                         $18                    $18
                                                            ------------------      -----------------
                                                                       $1,992                 $2,083
                                                            ------------------      -----------------
                                                                      $13,411                 $6,499
                                                            ==================      =================
LIABILITIES  AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long term debt                                   $707                   $731
     Accounts payable                                                    $784                   $683
     Accrued salaries, wages and payroll taxes                            $12                    $12
     Accrued offering costs                                              $352                   $243
     Accrued income tax payable                                           $97                     $0
     Other accrued expenses                                              $317                   $230
     Customer deposits and unearned revenue                            $2,463                 $1,533
                                                            ------------------      -----------------
                 Total current liabilities:                            $4,731                 $3,432
OTHER LIABILITIES
     Long-term debt                                                    $2,014                 $2,014
     Deferred income taxes                                               $317                   $317
     Notes payable-shareholders                                          $125                   $123
     Unearned revenue                                                     $48                    $47
     Other liabilities                                                    $48                    $47
                                                            ------------------      -----------------
                 Total long term debt:                                 $2,552                 $2,548
                                                            ------------------      -----------------
                 Total Liabilities:                                    $7,283                 $5,980
PUT WARRANTS                                                               $0                   $242
COMMITMENTS AND CONTINGENCIES                                              $0                     $0
SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized
        10,000,000 shares, none issued and outstanding                     $0                     $0
     Common stock, $.01 par value, 50,000,000 shares
        authorized; issued  and outstanding,  6,732,502
        and 3,904,736 shares                                              $67                    $39
     Additional paid-in capital                                        $7,259                   $961
     Accumulated deficit                                               (1,198)                  (723)
                                                            ------------------      -----------------
                 Total Shareholders' Equity:                           $6,128                   $277
                                                            ------------------      -----------------
                                                                      $13,411                 $6,499
                                                            ==================      =================

The accompanying notes are an integral part of these balance sheets.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                  1998                       1997
                                                              -----------                ----------
Revenue
           License fees                                              $198                      $190
           Recurring maintenance and service fees                  $1,076                      $955
           Product sales                                             $643                      $501
           Other service fees                                        $281                      $146
                                                              -----------                ----------
                                                                   $2,198                    $1,792

Cost of Revenue
           Product Sales                                             $499                      $363
           Purchased software                                        $147                       $93
           Distribution                                                $4                        $3
                                                              -----------                ----------
                                                                     $650                      $459

                Gross profit                                       $1,548                    $1,333
                                                              -----------                ----------

Operating Expenses
           Support and customer service                              $934                      $732
           Selling and marketing                                     $471                      $145
           Research and development                                  $102                      $353
           General and administrative                                $459                      $301
           Amortization of intangible goodwill &
             non-compete agreements                                   $71                       $90
                                                              -----------                ----------
                                                                   $2,037                    $1,621

                Earnings(loss) from operations                      ($489)                    ($288)
                                                              -----------                ----------

Interest and financing costs                                         $245                      $116
                                                              -----------                ----------
                Earnings(loss) before income taxes                  ($734)                    ($404)

Income tax expense(benefit)                                         ($260)                    ($125)
                                                              -----------                ----------
                Net Earnings(loss)                                  ($474)                    ($279)
                                                              -----------                ----------


Net earnings(loss) per common share
     Basic and Diluted                                             ($0.11)                   ($0.07)
Weighted average shares used in computing net
earnings(loss) per common share:
     Basic and Diluted                                              4,140                     3,905


The accompanying notes are an integral part of these statements.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)
                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                  1998            1997
                                                                             --------------------------------


Cash flows from operating activities:
     Net income(loss)                                                                 $ (476)         $ (279)
     Adjustments to reconcile net income(loss) to net cash:
        Depreciation and amortization                                                    178             185
        Adjustment to put warrants                                                       125              (5)
        Loss on disposal of property and equipment                                         1               0
        Accrued interest to shareholders                                                   2               0
        Changes in assets and liabilities, net of business acquired:
            Accounts receivable                                                         (245)            237
            Refundable income taxes                                                       75            (148)
            Inventories                                                                 (232)            (25)
            Deferred income tax expense                                                 (508)              0
            Prepaid expenses and other current assets                                    (31)             (8)
            Accounts payable                                                             (59)             90
            Accrued expenses                                                             253             (46)
            Customer deposits and unearned revenue                                       931             (24)
            Income taxes payable                                                          97            (177)
            Other liabilities                                                              1               7
                                                                             --------------------------------
                          Net cash provided(used) by operating activities               $111           ($193)

Cash Flows from investing activities:
     Purchase of property and equipment                                                  (94)            (55)
     Software development costs                                                         (537)            (60)
                                                                             --------------------------------
                          Net cash used by investing activities                        ($631)          ($115)

Cash flows from financing activities:
     Principal payment on long-term debt                                                 (23)            (72)
     Proceeds from public offering, net of offering cost                               6,434               0
                                                                             --------------------------------
                          Net cash provided(used) by financing activities             $6,411            ($72)

Net increase(decrease) in cash                                                         5,891            (380)
Cash at beginning of period                                                              327             592
                                                                             --------------------------------
Cash at end of period                                                                 $6,218            $212

Supplementary Cash Flow Disclosure:
     Interest and financing costs paid                                                    92              93
     Income taxes (refunded) paid, net                                                     0             198



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

NOTE B - REVENUE RECOGNITION

The company licenses its software products. Pursuant to AICPA Statement of Position 97-2, "Software Revenue Recognition", revenue from software license fees is recognized when an agreement has been executed, software has been delivered and installed, all significant contractual obligations have been met and collection of the related receivable is probable. Post contract customer support revenue, consisting of continuing maintenance and service fees, including that bundled with initial license fees, is deferred and recognized ratably over the contractual periods the services are provided. Product sales, consisting primarily of computer hardware, are recognized upon delivery of the product.

The accompanying financial statements represent a restatement of the previous financial statements for the quarter ending March 31, 1998. These previous financial statements recognized revenue for initial software license fees ratably over the period during which contracted customer development was being performed.

NOTE C - INITIAL PUBLIC OFFERING

On March 30, 1998 the Company successfully completed its initial public offering(IPO) of common stock. The Company issued 1,900,000 shares of common stock in connection with its IPO, which upon payment of all offering costs, will result in net proceeds of approximately $5,900, net of issuance costs of approximately $1,700. In April, the underwriters exercised their option to purchase 285,000 additional shares of common stock to cover over-allotments. All of the over-allotment shares were sold by certain selling shareholders, resulting in no proceeds to the company.

In connection with the IPO, all of the Company's outstanding put warrants were converted into common stock. The exercise of the put warrants resulted in the issuance of 927,766 common shares and proceeds to the Company of approximately $2.4. Upon exercise of the put warrants, their recorded value of $367 was reclassified to paid in capital.

                        CPS SYSTEMS, INC. AND SUBSIDIARY
                                 MARCH 31, 1998


NOTE D- SENIOR TERM LOAN AND REVOLVING LINE OF CREDIT

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

NOTE E- STOCK OPTIONS

Upon the completion of the IPO, the Company granted 335,000 stock options to officers and employees at an exercise price equal to the IPO price of $4.00 per share pursuant to the 1997 Equity Participation Plan ("the Plan"). Of the original 335,000 share options granted, 27,500 lapsed pursuant to the terms of the Plan. These options vest over a period of 3 years and expire in March 2008.

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


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                                THREE MONTHS ENDED MARCH 31,
                                                                1998                    1997
                                                                ----                    ----
Revenue
           License fees                                             9.0%                    10.6%
           Recurring maintenance and service fees                  49.0%                    53.3%
           Product sales                                           29.2%                    28.0%
           Other service fees                                      12.8%                     8.1%
                                                            -----------             ------------
                Total Revenue:                                    100.0%                   100.0%
                                                            -----------             ------------

Cost of Revenue
           Product Sales                                           22.7%                    20.3%
           Purchased software.                                      6.7%                     5.2%
           Distribution                                             0.2%                     0.2%
                                                            -----------             ------------
                Total Cost of Sales:                               29.6%                    25.6%
                                                            -----------             ------------

                Gross profit:                                      70.4%                    74.4%

Operating Expenses:
           Support and customer service                            42.5%                    40.8%
           Selling and marketing                                   21.4%                     8.1%
           Research and development                                 4.6%                    19.7%
           General and administrative                              20.9%                    16.8%
           Amortization of intangible Goodwill & Non-Compete        3.2%                     5.0%
                                                            -----------             ------------

                 Total Operating Expense:                          92.6%                    90.5%
                                                            -----------             ------------

                Earnings(loss) from operations                    (22.2%)                  (16.1%)

Interest and financing costs                                       11.1%                     6.5%
                                                            -----------             ------------
                Earnings(loss) before income taxes                (33.3%)                  (22.5%)

Income tax expense(benefit)                                       (11.8%)                   (7.0%)
                                                            ------------            -------------
                Net Earnings(loss)                                (21.5%)                  (15.6%)
                                                            ------------            ------------

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1998

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

REVENUE

 The Company's revenue includes revenue of license fees, recurring maintenance and service fees, product sales, and other service fees.

The Company's total revenue was $2,198 for the three months ended March 31, 1998 compared to $1,792 for the three months ended March 31, 1997, an increase of $406 or 22.7%. This increase was primarily due to an increase in property tax billing and collection systems ("Collection") installations and to a lesser extent, remittance processing ("RPS") hardware and software sales.

 License Fees. The Company's revenue from license fees was $198 for the three months March 31, 1998 compared to $190 for the three months ended March 31, 1997, an increase of $8 or 4.2%. The increase was primarily due to an increase in installations of RPS hardware and software and to a lesser extent, new customer Collection installations.

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

The total cost of revenue was $650 for the three months ended March 31, 1998 compared to $459 for the three months ended March 31, 1997, an increase of $191 or 41.6%. This yielded a gross profit margin of 70.4% for the three months ended March 31, 1998 compared to a gross profit margin of 74.4% for the three months ended March 31, 1997. This decrease in gross profit margin resulted from an increase in purchased software from 5.2% of total revenue for the three months ended March 31, 1997 to 6.7% of total revenue for the three months ended March 31, 1998 and an increase in product sales cost from 20.3% of total revenue for the three months ended March 31, 1997 to 22.7% for the three months ended March 31, 1998.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1998


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

 Purchased Software. Cost of software includes purchased as well as the amortization of capitalized software development costs. The cost of software was $147, or approximately 74.2% of license fees, for the three months ended March 31, 1998 compared to $93, or approximately 48.9% of license fees, for the three months ended March 31, 1997, an increase of $54 or 58.1%. This increase was largely due to the installation of RPS third-party software sales. The Company is a preferred reseller of Rpxpress software. Amortization of software development cost was $33 for the three months ended March 31, 1998 and $36 for the three months ended March 31, 1997.

 Distribution. The costs associated with distribution were $4 for the three months ended March 31, 1998 compared to $3 for the three months ended March 31, 1997, an increase of $1 or 33.3%. This increase was due to increased sales of RPS.

The total cost of revenue was $650 for the three months ended March 31, 1998 compared to $459 for the three months ended March 31, 1997, an increase of $191 or 41.6%. This yielded a gross profit margin of 70.4% for the three months ended March 31, 1998 compared to a gross profit margin of 74.4% for the three months ended March 31, 1997. This decrease in gross profit margin resulted from an increase in cost of product sales and purchased software.


OPERATING EXPENSES

 The Company's operating expenses includes support and customer service, selling and marketing, research and development, general and administrative, and amortization of intangible goodwill & non-compete agreements.

Support and Customer Service. Expenses related to support and customer service were $934 for the three months ended March 31, 1998 compared to $732 for the three months ended March 31, 1997, an increase of $202 or 27.6%. This increase resulted from an increase in salaries and hiring to enhance customer service and support future growth. In addition, outsourcing costs rose to accommodate expansion into new markets and build infrastructure for growth expected from Year 2000 sales.

 Selling and Marketing. The Company's selling and marketing expenses were $471 for the three months ended March 31, 1998 compared to $145 for the three months ended March 31, 1997, an increase of $326 or 224.8%. This increase was due to an increase in the numbers of sales personnel and expenses related to covering new markets such as California, Illinois, Nevada, Georgia and Ohio. In addition, sales commission expenses rose as a result of increased sales of RPS.

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

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1998


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


EARNINGS FROM OPERATIONS

Net loss from operations was $489, for the three months ended March 31, 1998, compared to a net loss from operations of $288 for the three months ended March 31, 1997. This decrease in earnings from operations of $201 was primarily due to the increase of selling and marketing expenses to 21.4% of total revenue for the three months ended March 31, 1998 compared to 8.1% of total revenue for the three months ended March 31, 1997, and to a lesser extent the increase of general and administrative expenses to 20.9% of total revenue for the three months ended March 31, 1998 compared to 16.8% for the three months ended March 31, 1997, and was partially offset by the reduction in research and development expenses from 19.7% of total revenue to 4.6% for the three months ended March 31, 1998.

NON-OPERATING EXPENSES

Interest and Financing Costs. The Company's interest expense for its long term debt was $245 for the three months ended March 31, 1998 compared to $116 for the three months ended March 31, 1997, an increase of $129 or 111%. This increase was primarily attributed to a increase in the put warrant adjustment. The put warrant adjustment is primarily based on the operating earnings of the Company for the previous twelve month period.

Provisions for Income Taxes. The Company's provision for income taxes was $(260) for the three months ended March 31, 1998 compared to $(125) for the three months ended March 31, 1997, an increase of $(135). This increase in tax benefit was attributable primarily to decreased earnings from operations. The income tax provision is higher than income taxes determined by applying the applicable statutory rates primarily due to non-deductible amortization of goodwill and non-deductible put warrant adjustments.

LIQUIDITY AND CAPITAL RESOURCES


On March 25, 1998 CPS SYSTEMS, INC. successfully completed its initial public offering of common stock. The Company sold 1,900,000 shares of common stock for $6,434 net of issuance costs of $1,265. Subsequent to March 31, 1998, the underwriters exercised their option to purchase 285,000 additional shares of common stock from certain selling shareholders to cover over-allotments. Certain selling shareholders received $1,140 from the transaction and the Company incurred additional issuance costs of $148. The Company has invested the net proceeds in short-term investment grade interest-bearing securities.

The Company's operating activities provided cash of $111 and cash usage of $(193) during the three months ended March 31, 1998 and March 31, 1997, respectively. The

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1998


Company's use of cash during the three months ended March 31, 1998 was primarily attributable to increases in deferred income tax expense of $508, a decrease in net earnings of $476 and to a lesser extent increases in accounts receivable of $245 and inventories of $232. These decreases to cash were offset by increases in customer deposits and unearned revenue of $931, plus non-cash depreciation and amortization of $178, accrued expenses increase of $253, put warrant adjustment of $125, for the three months ended March 31, 1998.

The Company used cash of $631 and $115 for investing activities during the three months ended March 31, 1998 and March 31, 1997, respectively. Investing activities have consisted principally of the acquisition of property and equipment and capitalized software development cost. The increase of $516 was primarily attributable to increases in capitalized software development cost. In addition, the Company made significant investments in upgrading internal systems.

The Company's financing activities provided cash of $6,411 for the three months ended March 31, 1998 and a cash usage of $72 for the three months ended March 31, 1997. In March 1998, the Company raised aggregate net proceeds of $6,434 from the sale of 1,900,000 share of common stock through its initial public offering. Subsequent to March 31, 1998, the Company paid $761 to retire the outstanding principal amount of its senior term loan including interest and prepayment fees to Finova Capital Corporation, $128 in loans from shareholders to the Company and $148 for over-allotment issuance cost.

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

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1998

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


                      (iv) The following information for the account of the Company is provided:

                       Aggregate Price                         Aggregate Price
Amount                of Offering Amount                     of Offering Amount
Registered               Registered          Amount Sold        Sold to Date
--------------------------------------------------------------------------------

1,900,000                $7,600,000           1,900,000          $7,600,000

The amount of securities registered by the Company is hereinafter referred to as the "Shares."

                  The following information for the account of the Selling Shareholders is also provided:

                                 Aggregate Price            Aggregate Price
                                  of Offering                of Offering
Selling                  Amount      Amount                     Amount
Shareholder            Registered  Registered   Amount Sold  Sold to Date
--------------------------------------------------------------------------
Sidney H. Cordier ....   85,660     $342,640       85,660     $342,640
Brian R. Wilson ......   85,660      342,640       85,660      342,640
G. Dean Booth, Jr ....   18,288       73,152       18,288       73,152
Hanifen Imhoff
 Mezzanine Fund, LP ..   63,472      253,888       63,472      253,888
John K. Percival .....   21,280       85,120       21,280       85,120
Robert J. Newcorn ....   10,640       42,560       10,640       42,560

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

                    (v) From March 25, 1998 through March 31, 1998, the effective date of the IPO Registration Statement to the end of the reporting period, the amount of expenses incurred for the account of the Company in connection with the issuance and distribution of the Shares is, based upon reasonable estimate, as follows:

Underwriting discounts and commissions                 $      760,000
Finders fees                                                        0
Expenses paid to or for Underwriters                          228,000
Other expenses                                                801,500
                                                         ------------
TOTAL EXPENSES                                              1,789,500

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1998


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


Pursuant to the 1997 Equity Participation Plan (the "Plan"), the Company has the authority to issue up to 600,000 shares (the "Options") of the Company's common stock, par value $.01 per share (the "Common Stock"). These Options vest over a period of three years from the date of the grant and expire in March 2008. The Board of Directors granted to certain officer and directors of the Company Options to purchase 335,000 shares of Common Stock at an exercise price of $4.00 per share (the

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1998


initial public offering price). Of the original 335,000 share options granted, 27,500 lapsed pursuant to the terms of the Plan. The grant became effective upon the consummation of the initial public offering on March 30, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits and reports on Form 8-K were filed by CPS SYSTEMS, INC. during the quarter ended March 31, 1998.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 11, 1998


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