Form 10-Q/A
period 1998-06-30
CPS SYSTEMS INC
filed 1998-11-13
CIK 1048536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A



X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
      ________________

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                As of                  As of
ASSETS                                                        06/30/98                12/31/97
CURRENT ASSETS                                               (unaudited)
     Cash                                                            $3,303                   $327
     Accounts receivable                                             $2,220                 $1,718
     Deferred income tax                                               $714                   $160
     Inventory                                                         $266                   $161
     Refundable income taxes                                           $200                    $75
     Prepaid expense and other current assets                          $727                   $134
     Deferred offering costs                                             $0                   $367
                                                          ------------------      -----------------
                 Total current assets:                               $7,430                 $2,942
PROPERTY AND EQUIPMENT                                                 $657                   $536
SOFTWARE DEVELOPMENT COST                                            $2,035                   $938
OTHER ASSETS
     Costs in excess of net assets acquired                          $1,763                 $1,905
     Debt issue costs                                                  $119                   $160
     Other assets                                                       $14                    $18
                                                          ------------------      -----------------
                                                                     $1,896                 $2,083
                                                          ------------------      -----------------
                                                                    $12,018                 $6,499
                                                          ==================      =================
LIABILITIES  AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long term debt                                   $0                   $731
     Accounts payable                                                  $245                   $683
     Accrued salaries, wages and payroll taxes                           $0                    $12
     Accrued offering costs                                            $100                   $243
     Accrued income tax payable                                        $132                     $0
     Other accrued expenses                                            $763                   $230
     Customer deposits and unearned revenue                          $2,912                 $1,533
                                                          ------------------      -----------------
                 Total current liabilities:                          $4,152                 $3,432
OTHER LIABILITIES
     Long-term debt                                                  $2,014                 $2,014
     Deferred income taxes                                             $317                   $317
     Notes payable-shareholders                                          $0                   $123
     Unearned revenue                                                   $47                    $47
     Other liabilities                                                  $52                    $47
                                                          ------------------      -----------------
                 Total long term debt:                               $2,430                 $2,548
                                                          ------------------      -----------------
                 Total Liabilities:                                  $6,582                 $5,980
PUT WARRANTS                                                             $0                   $242
COMMITMENTS AND CONTINGENCIES                                            $0                     $0
SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized
        10,000,000 shares, none issued and outstanding                   $0                     $0
     Common stock, $.01 par value, 50,000,000 shares
        authorized; issued  and outstanding,  6,732,502
        and 3,904,736 shares                                            $67                    $39
     Additional paid-in capital                                      $6,944                   $961
     Accumulated deficit                                            ($1,575)                 ($723)
                                                          ------------------      -----------------
                 Total Shareholders' Equity:                         $5,436                   $277
                                                          ------------------      -----------------
                                                                    $12,018                 $6,499
                                                          ==================      =================


The accompanying notes are an integral part of these statements.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                       THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                          1998                1997            1998                1997
                                                       ----------         ----------      ----------        ------------
Revenue
           License fees                                      $402             $1,175            $600              $1,365
           Recurring maintenance and service fees          $1,053               $956          $2,129              $1,911
           Product sales                                     $756             $1,147          $1,399              $1,648
           Other service fees                                $271               $335            $552                $481
                                                       ----------         ----------      ----------        ------------
                                                           $2,482             $3,613          $4,680              $5,405

Cost of Revenue
           Product sales                                     $634               $873          $1,133              $1,236
           Purchased software                                $228               $189            $375                $282
           Distribution                                        $3                $37              $7                 $40
                                                       ----------          ---------      ----------         -----------
                                                             $865             $1,099          $1,515              $1,558

                                                       ----------          ---------      ----------         -----------

                Gross profit                               $1,617             $2,514          $3,165              $3,847

Operating Expenses:
           Support and customer service                      $988               $727          $1,922              $1,459
           Selling and marketing                             $567               $264          $1,038                $409
           Research and development                          $164               $376            $266                $729
           General and administrative                        $309               $229            $768                $530
           Amortization of intangible goodwill &
             non-compete agreements                           $70                $91            $141                $181
                                                       ----------          ---------      ----------          ----------
                                                           $2,098             $1,687          $4,135              $3,308

                Earnings(loss) from operations              ($481)              $827           ($970)               $539
                                                       ----------          ---------      ----------          ----------

Interest and financing costs                                  $88               $116            $333                $232
                                                       ----------          ---------      ----------          ----------
                Earnings(loss) before income taxes          ($569)              $711         ($1,303)               $307

Income tax expense(benefit)                                 ($192)              $299           ($452)               $174
                                                       ----------          ---------      ----------          ----------
                Net earnings(loss)                          ($377)              $412           ($851)               $133
                                                       ==========          =========      ==========          ==========


Net earnings(loss) per common share
     Basic                                                 ($0.06)             $0.11          ($0.16)              $0.03
     Diluted                                               ($0.06)             $0.09          ($0.16)              $0.03
Weighted average shares used in computing net
earnings per common share:
     Basic                                                  6,733              3,905           5,436               3,905
     Diluted                                                6,849              4,833           5,487               4,833



The accompanying notes are an integral part of these statements.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                   1998            1997
                                                                              --------------------------------


Cash flows from operating activities:
     Net income                                                                   $      (851)          $ 133
     Adjustments to reconcile net income(loss) to net cash:
        Depreciation and amortization                                                     368             373
        Adjustment to put warrants                                                        125             (10)
        Loss on disposal of property and equipment                                          1               0
        Accrued interest to shareholders                                                    2               0
        Changes in assets and liabilities, net of business acquired:
            Accounts receivable                                                          (502)            (82)
            Refundable income taxes                                                      (125)              0
            Inventories                                                                  (105)            (83)
            Deferred income tax expense                                                  (713)              5
            Prepaid expenses and other current assets                                    (543)             (1)
            Accounts payable                                                             (598)            264
            Accrued expenses                                                              793             (63)
            Customer deposits and unearned revenue                                      1,379            (145)
            Income taxes payable                                                          132             (35)
            Other liabilities                                                               5              14
                                                                              --------------------------------
                          Net cash (used)provided by operating activities               ($632)           $369

Cash Flows from investing activities:
     Purchase of property and equipment                                                  (249)           (119)
     Software development costs                                                        (1,155)           (105)
     Other receivables                                                                      0            (124)
                                                                              --------------------------------
                          Net cash used by investing activities                       ($1,404)          ($348)

Cash flows from financing activities:
     Principal payment on long-term debt                                                 (855)           (166)
     Proceeds from public offering, net of offering cost                                5,867               0
                                                                              --------------------------------
                          Net cash provided(used) by financing activities              $5,012           ($166)

Net increase(decrease) in cash                                                          2,976            (145)
Cash at beginning of period                                                               327             592
                                                                              --------------------------------
Cash at end of period                                                                  $3,303            $447
                                                                              ================================

Supplementary Cash Flow Disclosure:
     Interest and financing costs paid                                                    167             189
     Income taxes paid, net                                                               200             205



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

The accompanying financial statements represent a restatement of the previous financial statements for the quarter ending June 30, 1998. These previous financial statements recognized revenue for initial software license fees ratably over the period during which contracted customer development was being performed.

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

                        CPS SYSTEMS, INC. AND SUBSIDIARY
                                  JUNE 30, 1998

NOTE D - SENIOR TERM LOAN AND REVOLVING LINE OF CREDIT

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

NOTE E - STOCK OPTIONS

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

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  June 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended June 30, 1998 and June 30, 1997," "Comparison of Six Months Ended June 30, 1998 and June 30, 1997" and "Liquidity and Capital Resources." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's registration statement on Form S-1 (File No. 333-39173), which was declared effective on March 25, 1998. All dollar amounts are expressed in thousands, except per share amounts. The financial results expressed in this item 2 are unaudited.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                                 THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                                1998                  1997                1998                1997
                                                            -----------            ---------          ----------          ----------
Revenue
           License fees                                           16.2%                 32.5%              12.8%               25.3%
           Recurring maintenance and service fees                 42.4%                 26.5%              45.5%               35.4%
           Product sales                                          30.5%                 31.7%              29.9%               30.5%
           Other service fees                                     10.9%                  9.3%              11.8%                8.9%
                                                            -----------            ---------          ----------          ---------
                Total Revenue                                    100.0%                100.0%             100.0%              100.0%
                                                            -----------            ---------          ----------          ---------

Cost of Revenue
           Product sales                                          25.5%                 24.2%              24.2%               22.9%
           Purchased software.                                     9.2%                  5.2%               8.0%                5.2%
           Distribution                                            0.1%                  1.0%               0.1%                0.7%
                                                            -----------            ---------          ----------          ---------
                Total Cost of Sales                               34.8%                 30.4%              32.3%               28.8%
                                                            -----------            ---------          ----------          ---------

                Gross profit                                      65.2%                 69.6%              67.7%               71.2%

Operating Expenses:
           Support and customer service                           39.8%                 20.1%              41.1%               27.0%
           Selling and marketing                                  22.8%                  7.3%              22.2%                7.6%
           Research and development                                6.6%                 10.4%               5.7%               13.5%
           General and administrative                             12.5%                  6.3%              16.4%                9.8%
           Amortization of intangible goodwill &
             non-compete agreements                                2.8%                  2.5%               3.0%                3.3%
                                                            -----------            ---------          ----------          ---------

                 Total Operating Expense                          84.5%                 46.7%              88.4%               61.2%
                                                            -----------            ---------          ----------          ---------

                 Earnings(loss) from operations                  (19.3%)                22.9%             (20.7%)              10.0%

Interest and financing costs                                       3.5%                  3.2%               7.1%                4.3%
                                                            -----------            ---------          ----------          ---------

                 Earnings(loss) before income taxes              (22.9%)                19.7%             (27.8%)               5.7%

Income tax expense(benefit)                                       (7.7%)                 8.3%              (9.7%)               3.2%
                                                            -----------            ---------          ----------          ---------
                 Net earnings(loss)                              (15.2%)                11.4%             (18.1%)               2.5%
                                                            -----------            ---------          ----------          ---------

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  June 30, 1998

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997


REVENUE

The Company's revenue includes revenue of license fees, recurring maintenance and service fees, product sales, and other service fees.

 The Company's total revenue was $2,482 for the three months ended June 30, 1998 compared to $3,613 for the three months ended June 30, 1997, a decrease of $1,131 or 31.3%. This decrease was primarily due to a decrease in sales for property appraisal and assessment systems ("CAMA") and property tax billing and collection systems ("Collection"). This decrease was partially offset by an increase in remittance processing ("RPS") hardware and software sales.

 License Fees. The Company's revenue from license fees was $402 for the three months June 30, 1998 compared to $1,175 for the three months ended June 30, 1997, a decrease of $773 or 65.8%. The decrease was primarily due to a decrease in new customer CAMA and Collection installations.

 Recurring Maintenance and Service Fees. The Company's revenue from recurring fees was $1,053 for the three months ended June 30, 1998 compared to $956 for the three months ended June 30, 1997, an increase of $97 or 10.1%. The increase was primarily attributable to the realization of recurring revenue associated with Collection license fee sales of a prior period and to a lesser extent integrated voice response ("IVR") maintenance contracts. The recurring revenue attributable to the maintenance and service contracts are recognized upon the effective date of the maintenance and service contracts (which could become effective up to 12 months following execution of the licensing agreement.) During this same period, hardware maintenance declined due to hardware manufacturers offering longer extended warranties, declining costs of hardware and the Company's belief that some customers no longer view hardware maintenance as a mission critical need for all components.

 Product Sales. Revenue from product sales was $756 for the three months ended June 30, 1998 compared to $1,147 for the three months ended June 30, 1997, a decrease of $391 or 34.1%. This decrease is primarily due to a decrease in sales of hardware for Collection and CAMA systems. This decrease was partially offset by an increase in RPS hardware sales.

 Other Service Fees. Revenue from other service fees was $271 for the three months ended June 30, 1998 compared to $335 for the three months ended June 30, 1997, a decrease of $64 or 19.1%. This decrease was primarily due to decreased installation sales of our hardware parts and repair group ("Systems Engineering") and to a lesser extent, Collections service sales.


COST OF REVENUE

The Company's cost of revenue includes the cost of hardware product sales, the cost of purchased software, amortization of software development cost and distribution costs.

The total cost of revenue was $865 for the three months ended June 30, 1998 compared to $1,099 for the three months ended June 30, 1997, a decrease of $234 or 21.3%. This yielded a gross profit margin of 65.2% for the three months ended June 30, 1998 compared to a gross profit margin of 69.6% for the three months ended June 30, 1997. This decrease in gross profit margin resulted from an increase in purchased software from 5.2% of total revenue for the three months ended June 30, 1997 to 9.2% of total revenue for the three months ended June 30, 1998.

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

 Purchased Software. Cost of software includes purchased software as well as the amortization of capitalized software development costs. The cost of software was $228, or approximately 57.0% of license fees, for the three months ended June 30, 1998 compared to $189, or approximately 16.1% of license fees, for the three months ended June 30, 1997, an increase of $39 or 20.6%. This increase was largely due to the installation of RPS third-party software sales. The Company is a preferred reseller of Rpxpress software. Amortization of software development cost was $34 for the three months ended June 30, 1998 and $36 for the three months ended June 30, 1997.

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

 Support and Customer Service. Expenses related to support and customer service were $988 for the three months ended June 30, 1998 compared to $727 for the three months ended June 30, 1997, an increase of $261 or 35.9%. This increase resulted primarily from an increase in salaries and hiring to enhance customer service and support future growth. In addition, outsourcing costs rose to accommodate expansion into new markets and build infrastructure for growth expected from Year 2000 sales.

 Selling and Marketing. The Company's selling and marketing expenses were $567 for the three months ended June 30, 1998 compared to $264 for the three months ended June 30, 1997, an increase of $303 or 114.8%. This increase was due to an increase in the numbers of sales personnel and expenses related to covering new markets such as California, Illinois, Nevada, Georgia, Ohio and Tennessee. In addition, sales commission expenses rose as a result of increased sales of RPS.

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


EARNINGS FROM OPERATIONS

Net loss from operation was $481, or (19.3%) of revenue, for the three months ended June 30, 1998, compared to $827, or 22.9% of revenue, for the three months ended June 30, 1997. This decrease in earnings from operations of $1,308 was primarily due to the decrease of license fee revenue to 16.2% of total revenue for the three months ended June 30, 1998 compared to 32.5% of total revenue for the three months ended June 30, 1997, and increases of higher operating expenses for support and customer service and selling and marketing. This loss was partially offset by the reduction in research and development expenses from 10.4% of total revenue for the 3 months ended June 30, 1997, to 6.6% for the three months ended June 30, 1998.


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

Income Tax Expense. The Company's provision for income taxes was $(192) for the three months ended June 30, 1998 compared to $299 for the three months ended June 30, 1997, an decrease of $491 or 164.2%. This increase in tax benefit was attributable to decreased earnings from operations.



COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997


REVENUE

 The Company's revenue includes revenue of license fees, recurring maintenance and service fees, product sales, and other service fees.

The Company's total revenue was $4,680 for the six months ended June 30, 1998 compared to $5,405 for the six months ended June 30, 1997, a decrease of $725 or 13.4%. This decrease was primarily due to a decrease in CAMA hardware and software sales and to a lesser extent a decrease in Collection hardware and software sales. The decrease was partially offset by an increase in RPS hardware and software sales.

 License Fees. The Company's revenue from license fees was $600 for the six months June 30, 1998 compared to $1,365 for the six months ended June 30, 1997, a decrease of $765 or 56.0%. The decrease was primarily due to a decrease in new customer Collection and CAMA installations.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1998


 Recurring Maintenance and Service Fees. The Company's revenue from recurring fees was $2,129 for the six months ended June 30, 1998 compared to $1,911 for the six months ended June 30, 1997, an increase of $218 or 11.4%. The increase was primarily attributable to the realization of recurring revenue associated with Collection license fee sales of a prior period and to a lesser extent IVR maintenance contracts. The recurring revenue attributable to the maintenance and service contracts are recognized upon the effective date of the maintenance and service contracts (which could become effective up to 12 months following execution of the licensing agreement.) During this same period, hardware maintenance declined due to hardware manufacturers offering longer extended warranties, declining costs of hardware and the Company's belief that some customers no longer view hardware maintenance as a mission critical need for all components.

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

The total cost of revenue was $1,515 for the six months ended June 30, 1998 compared to $1,558 for the six months ended June 30, 1997, a decrease of $43 or 2.8%. This yielded a gross profit margin of 67.7% for the six months ended June 30, 1998 compared to a gross profit margin of 71.2% for the six months ended June 30, 1997. This decrease in gross profit margin resulted primarily from an increase in purchases software from 5.2% of total revenue for the six months ended June 30, 1997 to 8.0% of total revenue for the six months ended June 30, 1998.

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

 Purchased Software. Cost of software includes purchased software as well as the amortization of capitalized software development costs. The cost of software was $375, or approximately 62.5% of license fees, for the six months ended June 30, 1998 compared to $282, or approximately 20.7% of license fees, for the six months ended June 30, 1997, an increase of $93 or 33.0%. This increase was largely due to the installation of RPS third-party software sales. The Company is a preferred reseller of Rpxpress software. Amortization of software development cost was $67 for the six months ended June 30, 1998 and $72 for the six months ended June 30, 1997.

Distribution. The costs associated with distribution were $7 for the six months ended June 30, 1998 compared to $40 for the six months ended June 30, 1997, a decrease of $33 or 82.5%. This decrease was due primarily to a large Collection and CAMA hardware shipment in June 1997.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1998


OPERATING EXPENSES

The Company's operating expenses includes support and customer service, selling and marketing, research and development, general and administrative, and amortization of intangible goodwill & non-compete agreements.

 Support and Customer Service. Expenses related to support and customer service were $1,922 for the six months ended June 30, 1998 compared to $1,459 for the six month ended June 30, 1997, an increase of $463 or 31.7%. This increase resulted primarily from an increase in salaries and hiring to enhance customer service and support future CPS growth. In addition, outsourcing costs rose to accommodate expansion into new markets and build infrastructure for growth expected from Year 2000 sales.

 Selling and Marketing. The Company's selling and marketing expenses were $1,038 for the six months ended June 30, 1998 compared to $409 for the six months ended June 30, 1997, an increase of $629 or 153.8%. This increase was due to an increase in the numbers of sales personnel and expenses related to covering new markets such as California, Illinois, Nevada, Georgia, Ohio and Tennessee. In addition, sales commission expenses rose as a result of increased sales of RPS.

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


EARNINGS FROM OPERATIONS

Earnings from operation was a loss of $970 or (20.7%) of revenue, for the six months ended June 30, 1998, compared to $539, or 10.0% of revenue, for the six months ended June 30, 1997. This decrease in earnings from operations of $1,509 was primarily due to the decrease of license fee revenue to 12.8% of total revenue for the six months ended June 30, 1998 compared to 25.3% of total revenue for the six months ended June 30, 1997, and by the increased operating expenses for support and customer service and selling and marketing. The decrease in earnings was partially offset by the reduction in research and development expenses from 13.5% of total revenue for the six months ended June 30, 1997 to 5.7% for the six months ended June 30, 1998.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1998


NON-OPERATING EXPENSES

Interest and Financing Costs. The Company's interest expense for its long term debt was $333 for the six months ended June 30, 1998 compared to $232 for the six months ended June 30, 1997, an increase of $101 or 43.5%. This increase was primarily attributed to a increase in the put warrant adjustment and to a lesser extent the prepayment and success fee on the senior term loan. This increase was partially offset by a decrease attributed to the Company's repayment of the senior term loan, interest income on investments from the remaining proceeds of the Initial Public Offering.

Income Tax Expense. The Company's provision for income taxes was $(452) for the six months ended June 30, 1998 compared to $174 for the six months ended June 30, 1997, an decrease of $626 or 359.8%. This increase in tax benefit was attributable to decreased earnings from operations. The income tax provision is higher than income taxes determined by applying the applicable statutory rates for the six months ended June 30, 1998 primarily due to non-deductible amortization of goodwill and non-deductible put warrant adjustments.


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

The Company's operating activities used cash of $632 and provided cash of $369 during the six months ended June 30, 1998 and June 30, 1997, respectively. The Company's use of cash during the six months ended June 30, 1998 was primarily attributable to increases in accounts receivable of $502, deferred income taxes of $713, prepaid expenses of $543, net loss of $851 and a decrease in accounts payable of $598. These decreases to cash were partially offset by non-cash depreciation and amortization of $368, accrued expenses increase of $793, put warrant adjustment of $125 and customer deposits, and unearned revenue increase of $1,379, for the six months ended June 30, 1998.

The Company used cash of $1,404 and $348 for investing activities during the six months ended June 30, 1998 and June 30, 1997, respectively. Investing activities have consisted principally of the acquisition of property and equipment and capitalized software development cost. The increase of $1,056 was primarily attributable to increases in capitalized software development cost. In addition, the Company made significant investments in upgrading internal systems.

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


 (v)From March 25, 1998 through June 30, 1998, the effective date of the IPO Registration Statement to the end of the reporting period, the amount of expenses incurred for the account of the Company in connection with the issuance and distribution of the Shares is, based upon reasonable estimate, as follows:

Underwriting discounts and commissions            $    874,000
Finders fees                                                 0
Expenses paid to or for Underwriters                   262,000
Other expenses                                         845,000
                                                  ------------
TOTAL EXPENSES                                     $ 1,981,000

Underwriting, discounts and commissions include $114,000, incurred on behalf of the selling shareholders upon exercise of the over-allotment option on April 14, 1998. Expenses paid to or for the underwriters include additional expenses totaling approximately $34 incurred on behalf of the selling shareholders, upon exercise of the over-allotment option. None of the expenses of the Offering constituted direct

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1998

or indirect payments to directors, officers or general partners, or associates thereof, persons owning 10% or more of any class of securities or any affiliates of the Company.

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