Form 10-Q
period 1998-09-30
CPS SYSTEMS INC
filed 1998-11-13
CIK 1048536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                          Yes         X          No
                                                   --------              -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AS OF  NOVEMBER 11, 1998
                  -----                     ---------------------------------
             Common stock
         Par value $.01 per share                      6,734,928

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                    As of                  As of
ASSETS                                                            09/30/98                12/31/97
CURRENT ASSETS                                                   (unaudited)
     Cash                                                                $1,561                   $327
     Accounts receivable                                                 $4,133                 $1,718
     Deferred income tax                                                   $913                   $160
     Inventory                                                             $150                   $161
     Refundable income taxes                                               $200                    $75
     Prepaid expense and other current assets                              $738                   $134
     Deferred offering costs                                                 $0                   $367
                                                              ------------------      -----------------
                 Total current assets:                                   $7,695                 $2,942
PROPERTY AND EQUIPMENT                                                     $760                   $536
SOFTWARE DEVELOPMENT COST                                                $3,164                   $938
OTHER ASSETS
     Costs in excess of net assets acquired                              $1,693                 $1,905
     Debt issue costs                                                       $99                   $160
     Other assets                                                           $16                    $18
                                                              ------------------      -----------------
                                                                         $1,808                 $2,083
                                                              ------------------      -----------------
                                                                        $13,428                 $6,499
                                                              ==================      =================
LIABILITIES  AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long term debt                                       $0                   $731
     Accounts payable                                                      $692                   $683
     Accrued salaries, wages and payroll taxes                               $0                    $12
     Accrued offering costs                                                  $0                   $243
     Accrued income tax payable                                             $37                     $0
     Other accrued expenses                                                $318                   $230
     Customer deposits and unearned revenue                              $4,887                 $1,533
                                                              ------------------      -----------------
                 Total current liabilities:                              $5,934                 $3,432
OTHER LIABILITIES
     Long-term debt                                                      $2,014                 $2,014
     Deferred income taxes                                                 $317                   $317
     Notes payable-shareholders                                              $0                   $123
     Unearned revenue                                                       $47                    $47
     Other liabilities                                                      $56                    $47
                                                              ------------------      -----------------
                 Total long term debt:                                   $2,434                 $2,548
                                                              ------------------      -----------------
                 Total Liabilities:                                      $8,368                 $5,980
PUT WARRANTS                                                                 $0                   $242
COMMITMENTS AND CONTINGENCIES                                                $0                     $0
SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized
        10,000,000 shares, none issued and outstanding                       $0                     $0
     Common stock, $.01 par value, 50,000,000 shares
        authorized; issued  and outstanding,  6,732,502
        and 3,904,736 shares                                                $67                    $39
     Additional paid-in capital                                          $6,946                   $961
     Accumulated deficit                                                 (1,953)                  (723)
                                                              ------------------      -----------------
                 Total Shareholders' Equity:                             $5,060                   $277
                                                              ------------------      -----------------
                                                                        $13,428                 $6,499
                                                              ==================      =================

The accompanying notes are an integral part of these statements.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                  THREE MONTHS ENDED SEPT 30,         NINE MONTHS ENDED SEPT 30,
                                                                  1998                 1997            1998                1997
                                                                  -----------------------------     -------------------------------
Revenue
           License fees                                                 $327               $430            $927              $1,795
           Recurring maintenance and service fees                     $1,136               $976          $3,265              $2,887
           Product sales                                                $642               $651          $2,041              $2,299
           Other service fees                                           $356               $257            $908                $738
                                                                  -----------------------------     -------------------------------
                                                                      $2,461             $2,314          $7,141              $7,719

Cost of Revenue
           Product sales                                                $476               $380          $1,609              $1,616
           Purchased software                                           $309               $132            $684                $414
           Distribution                                                  $10                $16             $17                 $56
                                                                  -----------------------------     -------------------------------
                                                                        $795               $528          $2,310              $2,086

                                                                  -----------------------------     -------------------------------
                Gross profit                                          $1,666             $1,786          $4,831              $5,633

Operating Expenses:
           Support and customer service                               $1,018               $899          $2,940              $2,358
           Selling and marketing                                        $593               $293          $1,631                $702
           Research and development                                       $7               $407            $273              $1,136
           General and administrative                                   $492               $263          $1,260                $793
           Amortization of intangible goodwill &
             non-compete agreements                                      $70                $84            $211                $265
                                                                  -----------------------------     -------------------------------
                                                                      $2,180             $1,946          $6,315              $5,254

                Earnings(loss) from operations                         ($514)             ($160)        ($1,484)               $379
                                                                  -----------------------------     -------------------------------
Interest and financing costs                                             $54                $43            $387                $275
                                                                  -----------------------------     -------------------------------
                Earnings(loss) before income taxes                     ($568)             ($203)        ($1,871)               $104

Income tax expense(benefit)                                            ($191)              ($87)          ($643)                $87
                                                                  -----------------------------     -------------------------------
                Net earnings(loss)                                     ($377)             ($116)        ($1,228)                $17
                                                                  =============================     ===============================


Net earnings(loss) per common share
     Basic and Diluted                                                ($0.06)            ($0.03)         ($0.21)              $0.00

Weighted average shares used in computing net
earnings per common share:
     Basic and Diluted                                                 6,733              3,905           5,790               3,905

The accompanying notes are an integral part of these statements.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED SEPT 30,
                                                                                   1998            1997
                                                                              --------------------------------
Cash flows from operating activities:
     Net income                                                                       $(1,229)           $ 17
     Adjustments to reconcile net income(loss) to net cash:
        Depreciation and amortization                                                     555             559
        Adjustment to put warrants                                                        125             (90)
        Loss on disposal of property and equipment                                          1               0
        Accrued interest to shareholders                                                    2               0
        Changes in assets and liabilities, net of business acquired:                        0
            Accounts receivable                                                        (2,415)           (217)
            Refundable income taxes                                                      (125)              0
            Inventories                                                                    12              31
            Deferred income tax expense                                                  (912)             14
            Prepaid expenses and other current assets                                    (556)            (66)
            Accounts payable                                                             (151)             58
            Accrued expenses                                                              347             (24)
            Customer deposits and unearned revenue                                      3,354             188
            Income taxes payable                                                           37            (129)
            Other liabilities                                                               9              21
                                                                              --------------------------------
                          Net cash (used)provided by operating activities               ($946)           $361

Cash Flows from investing activities:
     Purchase of property and equipment                                                  (416)           (216)
     Software development costs                                                        (2,318)           (186)
     Other receivables                                                                                      4
                                                                              --------------------------------
                          Net cash used by investing activities                       ($2,734)          ($399)

Cash flows from financing activities:
     Principal payment on long-term debt                                                 (855)           (216)
     Proceeds from public offering, net of offering cost                                5,768               0
                                                                              --------------------------------
                          Net cash provided(used) by financing activities              $4,913           ($216)

Net increase(decrease) in cash                                                          1,234            (254)
Cash at beginning of period                                                               327             592
                                                                              --------------------------------
Cash at end of period                                                                  $1,561            $338
                                                                              ================================

Supplementary Cash Flow Disclosure:
     Interest and financing costs paid                                                    198             337
     Income taxes paid, net                                                               200             202


The accompanying notes are an integral part of these statements.

                        CPS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997

        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE A - BASIS OF PRESENTATION

The interim condensed consolidated financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of September 30, 1998, and the consolidated results of operation for the three months and nine months ended September 30, 1998 and 1997. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements and notes be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 1997, included in the Company's Form SB-2 Registration Statement(File No. 333-39173) filed in conformance with SOP 97-2 with the Securities and Exchange Commission, effective March 25, 1998.

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

                        CPS SYSTEMS, INC. AND SUBSIDIARY
                               SEPTEMBER 30, 1998


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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussion containing such forward-looking statements may be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Comparison of Three Months Ended September 30,
1998 and September 30, 1997," "Comparison of Nine Months Ended September 30, 1998 and September 30, 1997" and "Liquidity and Capital Resources." Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's registration statement on Form S-1 (File No. 333-39173), which was declared effective on March 25, 1998. All dollar amounts are expressed in thousands, except per share amounts. The financial results expressed in this
Item 2 are unaudited.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1998


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                                 THREE MONTHS ENDED SEPT 30,          NINE MONTHS ENDED SEPT 30,
                                                               1998                 1997               1998                1997
                                                            ----------             ---------         ----------           ---------
Revenue
           License fees                                           13.3%                 18.6%              13.0%               23.3%
           Recurring maintenance and service fees                 46.2%                 42.2%              45.7%               37.4%
           Product sales                                          26.1%                 28.1%              28.6%               29.7%
           Other service fees                                     14.5%                 11.1%              12.7%                9.6%
                                                            ----------             ---------         ----------           ---------
                Total Revenue                                    100.0%                100.0%             100.0%              100.0%
                                                            ----------             ---------         ----------           ---------

Cost of Revenue
           Product sales                                          19.3%                 16.4%              22.5%               20.9%
           Purchased software.                                    12.6%                  5.7%               9.6%                5.4%
           Distribution                                            0.4%                  0.7%               0.2%                0.7%
                                                            ----------             ---------         ----------           ---------
                Total Cost of Sales                               32.3%                 22.8%              32.3%               27.0%
                                                            ----------             ---------         ----------           ---------

                Gross profit                                      67.7%                 77.2%              67.7%               72.9%

Operating Expenses:
           Support and customer service                           41.4%                 38.9%              41.2%               30.5%
           Selling and marketing                                  24.1%                 12.7%              22.8%                9.1%
           Research and development                                0.3%                 17.6%               3.8%               14.7%
           General and administrative                             20.0%                 11.4%              17.6%               10.3%
           Amortization of intangible goodwill &
             non-compete agreements                                2.8%                  3.6%               3.0%                3.4%
                                                            ----------             ---------         ----------           ---------

                 Total Operating Expense                          88.6%                 84.2%              88.4%               68.0%
                                                            ----------             ---------         ----------           ---------

                 Earnings(loss) from operations                  (20.9%)                (7.0%)            (20.7%)               4.9%

Interest and financing costs                                       2.2%                  1.9%               5.4%                3.6%
                                                            ----------             ---------         ----------           ---------
                 Earnings(loss) before income taxes              (23.1%)                (8.9%)            (26.1%)               1.3%

Income tax expense(benefit)                                       (7.8%)                (3.8%)             (9.0%)               1.1%
                                                            ----------             ---------         ----------           ---------
                 Net earnings(loss)                              (15.3%)                (5.1%)            (17.1%)               0.2%
                                                            ----------             ---------         ----------           ---------


                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1998

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997


REVENUE

The Company's revenue includes revenue of license fees, recurring maintenance and service fees, product sales, and other service fees.

The Company's total revenue was $2,461 for the three months ended September 30, 1998 compared to $2,314 for the three months ended September 30, 1997, an increase of $147 or 6.4%. This increase was primarily due to an increase in remittance processing ("RPS") hardware and software sales. This increase was partially offset by a decrease in sales for property appraisal and assessment systems ("CAMA") and integrated voice response systems ("IVR") sales.

License Fees. The Company's revenue from license fees was $327 for the three months September 30, 1998 compared to $430 for the three months ended September 30, 1997, a decrease of $103 or 24.0%. The decrease was primarily due to a decrease in new customer IVR, CAMA and property tax billing and collection systems ("Collection") installations. This decrease was partially offset by an increase in remittance processing software sales.

Recurring Maintenance and Service Fees. The Company's revenue from recurring fees was $1,136 for the three months ended September 30, 1998 compared to $976 for the three months ended September 30, 1997, an increase of $160 or 16.4%. The increase was primarily attributable to the realization of recurring revenue associated with Collection license fee sales of a prior period. The recurring revenue attributable to the maintenance and service contracts are recognized upon the effective date of the maintenance and service contracts (which could become effective up to 12 months following execution of the licensing agreement.).

Product Sales. Revenue from product sales was $642 for the three months ended September 30, 1998 compared to $651 for the three months ended September 30, 1997, a decrease of $9 or 1.4%. This decrease is primarily due to a decrease in sales of hardware for Collection, CAMA and IVR systems. This decrease was offset by an increase in RPS hardware sales.

 Other Service Fees. Revenue from other service fees was $356 for the three months ended September 30, 1998 compared to $257 for the three months ended September 30, 1997, a increase of $99 or 38.5%. This increase was primarily due to increased installation sales RPS systems.


COST OF REVENUE

The Company's cost of revenue includes the cost of hardware product sales, the cost of purchased software, amortization of software development cost and distribution costs.

The total cost of revenue was $795 for the three months ended September 30, 1998 compared to $528 for the three months ended September 30, 1997, an increase of $267 or 50.6%. This yielded a gross profit margin of 67.7% for the three months ended September 30, 1998 compared to a gross profit margin of 77.2% for the three months ended September 30, 1997. This decrease in gross profit margin resulted from an increase in purchased software from 5.7% of total revenue for the three months ended September 30, 1997 to 12.6% of total revenue for the three months ended September 30, 1998.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1998


Product Sales. The cost of product sales was $476, or approximately 74.1% of product sales, for the three months ended September 30, 1998 compared to $380, or approximately 58.4% of product sales, for the three months ended September 30, 1997, an increase of $96 or 25.3%. This increase was primarily due to costs associated with an increase in higher RPS hardware sales and partially offset by a decrease in Collection, CAMA and IVR hardware sales. The increase in cost as a percentage of product sales was due to RPS hardware comprising a larger portion of total hardware sales. RPS hardware generally has a higher cost of sales than other hardware products.

Purchased Software. Cost of software includes purchased software as well as the amortization of capitalized software development costs. The cost of software was $309, or approximately 94.5% of license fees, for the three months ended September 30, 1998 compared to $132, or approximately 30.7% of license fees, for the three months ended September 30, 1997, an increase of $177 or 134.1%. This increase was largely due to the installation of RPS third-party software sales. The Company is a preferred reseller of Rpxpress software. Amortization of software development cost was $33 for the three months ended September 30, 1998 and $35 for the three months ended September 30, 1997.

 Distribution. The costs associated with distribution were $10 for the three months ended September 30, 1998 compared to $16 for the three months ended September 30, 1997, a decrease of $6 or 37.5%. This decrease was due primarily decreased Collection, CAMA and IVR hardware shipments.


OPERATING EXPENSES

The Company's operating expenses includes support and customer service, selling and marketing, research and development, general and administrative, and amortization of intangible goodwill & non-compete agreements.

Support and Customer Service. Expenses related to support and customer service were $1,018 for the three months ended September 30, 1998 compared to $899 for the three months ended September 30, 1997, an increase of $119 or 13.2%. This increase resulted primarily from an increase in salaries and hiring to enhance customer service and support future growth. In addition, outsourcing costs rose to accommodate expansion into new markets and build infrastructure for growth expected from Year 2000 sales.

 Selling and Marketing. The Company's selling and marketing expenses were $593 for the three months ended September 30, 1998 compared to $293 for the three months ended September 30, 1997, an increase of $300 or 102.4%. This increase was due to an increase in the numbers of sales personnel and expenses related to covering new markets such as California, Illinois, Nevada, Georgia, Ohio and Tennessee. In addition, sales commission expenses rose as a result of increased sales of RPS systems.

 Research and Development. Research and development expenses were $7 for the three months ended September 30, 1998 compared to $407 for the three months ended September 30, 1997, a decrease of $400 or 98.3%. These expenses are comprised primarily of salaries as well as amounts paid to outside consultants to supplement continuing product enhancement efforts. The decrease resulted from the capitalization of research and development cost associated with new product development.

General and Administrative. General and administrative expenses were $492 for the three months ended September 30, 1998 compared to $263 for the three months ended September 30, 1997, an increase of $229 or 87.1%. This increase was primarily due to an increase in travel and insurance activity created by the IPO, as well as, expenses associated

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1998

with additional General and Administrative staffing. To a lesser extent the increase is associated with increased employee benefits.

Amortization of Goodwill and Non-compete Agreements. The Company incurred a non-cash expense related to the 1994 acquisition of the Company by a private investor group of $70 for the three months ended September 30, 1998 compared to $84 for the three months ended September 30, 1997, a decrease of approximately $14 or 16.7%. The decrease in amortization is primarily due to the completion in December 1997 of the non-compete agreement amortization.


EARNINGS FROM OPERATIONS

Loss from operation was $514, or (20.9%) of revenue, for the three months ended September 30, 1998, compared to a loss of $160, or (7.0%) of revenue, for the three months ended September 30, 1997. This decrease in earnings from operations of $354 was primarily due to the increase of purchased software cost to 12.6% of total revenue for the three months ended September 30, 1998 compared to 5.7% of total revenue for the three months ended September 30, 1997, and increases of operating expenses for support and customer service and selling and marketing. This loss was partially offset by the reduction in research and development expenses from 17.6% of total revenue for the 3 months ended September 30, 1997, to .3% for the three months ended September 30, 1998.


NON-OPERATING EXPENSES

Interest and Financing Costs. The Company's interest expense for its long term debt was $54 for the three months ended September 30, 1998 compared to $43 for the three months ended September 30, 1997, an increase of $11 or 25.6%. This increase was primarily attributed to an adjustment of decreased interest expense for the put warrants during the three months ended September 30, 1997. This increase was partially offset by interest income on investments from the remaining proceeds of the IPO for the three months ended September 30, 1998.

Income Tax Expense. The Company's provision for income taxes was $(191) for the three months ended September 30, 1998 compared to $(87) for the three months ended September 30, 1997, a decrease of $104 or 119.5%. This increase in tax benefit was attributable to decreased earnings from operations.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997


REVENUE

The Company's revenue includes revenue of license fees, recurring maintenance and service fees, product sales, and other service fees.

The Company's total revenue was $7,141 for the nine months ended September 30, 1998 compared to $7,719 for the nine months ended September 30, 1997, a decrease of $578 or 7.5%. This decrease was primarily due to a decrease in CAMA hardware and software sales and to a lesser extent a decrease in Collection hardware and software sales. The decrease was partially offset by an increase in RPS hardware and software sales.

License Fees. The Company's revenue from license fees was $927 for the nine months September 30, 1998 compared to $1,795 for the nine months ended September 30, 1997, a decrease of $868 or 48.4%. The decrease was primarily due to a decrease in new customer Collection and CAMA installations. This decrease was partially offset by an increase in RPS software installations.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1998


Recurring Maintenance and Service Fees. The Company's revenue from recurring fees was $3,265 for the nine months ended September 30, 1998 compared to $2,887 for the nine months ended September 30, 1997, an increase of $378 or 13.1%. The increase was primarily attributable to the realization of recurring revenue associated with Collection license fee sales of a prior period and to a lesser extent IVR maintenance contracts. The recurring revenue attributable to the maintenance and service contracts are recognized upon the effective date of the maintenance and service contracts (which could become effective up to 12 months following execution of the licensing agreement.) During this same period, hardware maintenance declined due to hardware manufacturers offering longer extended warranties, declining costs of hardware and the Company's belief that some customers no longer view hardware maintenance as a mission critical need for all components.

Product Sales. Revenue from product sales was $2,041 for the nine months ended September 30, 1998 compared to $2,299 for the nine months ended September 30, 1997, a decrease of 258 or 11.2%. This decrease is primarily due to a decrease in sales of hardware for Collection and CAMA systems. This decrease was partially offset to by an increase in RPS hardware sales.

Other Service Fees. Revenue from other service fees was $908 for the nine months ended September 30, 1998 compared to $738 for the nine months ended September 30, 1997, a increase of $170 or 23.0%. This increase was primarily due to increased RPS installation sales.

COST OF REVENUE

The Company's cost of revenue includes the cost of hardware product sales, the cost of purchased software, amortization of software development cost and distribution costs.

The total cost of revenue was $2,310 for the nine months ended September 30, 1998 compared to $2,086 for the nine months ended September 30, 1997, an increase of $224 or 10.7%. This yielded a gross profit margin of 67.7% for the nine months ended September 30, 1998 compared to a gross profit margin of 72.9% for the nine months ended September 30, 1997. This decrease in gross profit margin resulted primarily from an increase in the cost of purchased software from 5.4% of total revenue for the nine months ended September 30, 1997 to 9.6% of total revenue for the nine months ended September 30, 1998.

Product Sales. The cost of product sales was $1,609, or approximately 78.8% of product sales, for the nine months ended September 30, 1998 compared to $1,616, or approximately 70.3% of product sales, for the nine months ended September 30, 1997, a decrease of $7 or 0.4%. This decrease was primarily due to costs associated with a decrease in sales of hardware for Collection, CAMA and IVR systems. This decrease was partially offset by an increase to cost associated with higher RPS hardware sales. The increase in cost as a percentage of product sales was due to RPS hardware comprising a larger portion of total hardware sales. RPS hardware generally has a higher cost of sales than other hardware products.

Purchased Software. Cost of software includes purchased software as well as the amortization of capitalized software development costs. The cost of software was $684, or approximately 73.8% of license fees, for the nine months ended September 30, 1998 compared to $414, or approximately 23.1% of license fees, for the nine months ended September 30, 1997, an increase of $270 or 65.2%. This increase was largely due to the installation of RPS third-party software sales. The Company is a preferred reseller of Rpxpress software. Amortization of software development cost was $100 for the nine months ended September 30, 1998 and $107 for the nine months ended September 30, 1997.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1998


Distribution. The costs associated with distribution were $17 for the nine months ended September 30, 1998 compared to $56 for the nine months ended September 30, 1997, a decrease of $39 or 69.6%. This decrease was due primarily to a large Collection and CAMA hardware shipment in June 1997.


OPERATING EXPENSES

The Company's operating expenses includes support and customer service, selling and marketing, research and development, general and administrative, and amortization of intangible goodwill & non-compete agreements.

Support and Customer Service. Expenses related to support and customer service were $2,940 for the nine months ended September 30, 1998 compared to $2,358 for the nine month ended September 30, 1997, an increase of $582 or 24.7%. This increase resulted primarily from an increase in salaries and hiring to enhance customer service and support future CPS growth. In addition, outsourcing costs rose to accommodate expansion into new markets and build infrastructure for growth expected from Year 2000 sales.

Selling and Marketing. The Company's selling and marketing expenses were $1,631 for the nine months ended September 30, 1998 compared to $702 for the nine months ended September 30, 1997, an increase of $929 or 132.3%. This increase was due to an increase in the numbers of sales personnel and expenses related to covering new markets such as California, Illinois, Nevada, Georgia, Ohio and Tennessee. In addition, sales commission expenses rose as a result of increased sales of RPS.

Research and Development. Research and development expenses were $273 for the nine months ended September 30, 1998 compared to $1,136 for the nine months ended September 30, 1997, a decrease of $863 or 76.0%. These expenses are comprised primarily of salaries as well as amounts paid to outside consultants to supplement continuing product enhancement efforts. The decrease resulted from the capitalization of research and development cost associated with new product development.

General and Administrative. General and administrative expenses were $1,260 for the nine months ended September 30, 1998 compared to $793 for the nine months ended September 30, 1997, an increase of $467 or 58.9%. This increase was primarily due to an increase in legal fees and travel and insurance activity created by the IPO, as well as, expenses associated with additional General and Administrative staffing. To a lesser extent the increase is associated with increased employee benefits.

Amortization of Goodwill and Non-compete Agreements. The Company incurred a non-cash expense related to the 1994 acquisition of the Company by a private investor group of $211 for the nine months ended September 30, 1998 compared to $265 for the nine months ended September 30, 1997, a decrease of approximately $54 or 20.4%. The decrease in amortization is primarily due to the completion in December 1997 of the non-compete agreement amortization.


EARNINGS FROM OPERATIONS

Loss from operation was $1,484 or (20.7%) of revenue for the nine months ended September 30, 1998, compared to $379, or 4.9% of revenue for the nine months ended September 30, 1997. This decrease in earnings from operations of $1,863 was primarily due to the decrease of license fee revenue to 13.0% of total revenue for the nine months ended September 30, 1998 compared to 23.3% of total revenue for the nine months ended September 30, 1997, and by the increased operating expenses for support and customer service and selling and marketing. The decrease in earnings was

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1998


partially offset by the reduction in research and development expenses from 14.7% of total revenue for the nine months ended September 30, 1997 to 3.8% for the nine months ended September 30, 1998.


NON-OPERATING EXPENSES

Interest and Financing Costs. The Company's interest expense for its long term debt was $387 for the nine months ended September 30, 1998 compared to $275 for the nine months ended September 30, 1997, an increase of $112 or 40.7%. This increase was primarily attributed to an increase in the put warrant adjustment and to a lesser extent the prepayment and success fee on the senior term loan. This increase was partially offset by a decrease attributed to the Company's repayment of the senior term loan, interest income on investments from the remaining proceeds of the Initial Public Offering.

Income Tax Expense. The Company's provision for income taxes was $(643) for the nine months ended September 30, 1998 compared to $87 for the nine months ended September 30, 1997, an decrease of $730 or 839.1%. This increase in tax benefit was attributable to decreased earnings from operations. The income tax provision is higher than income taxes determined by applying the applicable statutory rates for the nine months ended September 30, 1998 primarily due to non-deductible amortization of goodwill and non-deductible put warrant adjustments.


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

The Company's operating activities used cash of $946 and provided cash of $361 during the nine months ended September 30, 1998 and September 30, 1997, respectively. The Company's use of cash during the nine months ended September 30, 1998 was primarily attributable to increases in accounts receivable of $2,415, deferred income taxes of $912, prepaid expenses of $556 and net loss of $1,229. These decreases to cash were partially offset by increases to non-cash depreciation and amortization of $555, accrued expenses increase of $347 and customer deposits, and unearned revenue increase of $3,354, for the nine months ended September 30, 1998.

The Company used cash of $2,734 and $398 for investing activities during the nine months ended September 30, 1998 and September 30, 1997, respectively. Investing activities have consisted principally of the acquisition of property and equipment and capitalized software development cost. The increase of $2,336 was primarily attributable to increases in capitalized software development cost. In addition, the Company made significant investments in upgrading internal systems.

The Company's financing activities provided cash of $4,913 and used cash of $216 during the nine months ended September 30, 1998 and September 30, 1997, respectively. In March 1998, the Company raised aggregate net proceeds of $5,767 from the sale of 1,900,000 share of common stock through its IPO. Additional IPO expenditures in the

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1998


second quarter of 1998 decreased aggregate net proceeds to $5,619. In April 1998 the Company paid $761 to retire the outstanding principal amount of its senior term loan including interest and prepayment fees to FINOVA CAPITAL CORPORATION and repaid $128 in loans from shareholders. Also, the Company paid $148 for over-allotment issuance costs.

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


(v) From March 25, 1998 through September 30, 1998, the effective date of the IPO Registration Statement to the end of the reporting period, the amount of expenses incurred for the account of the Company in connection with the issuance and distribution of the Shares is, based upon reasonable estimate, as follows:

Underwriting discounts and commissions              $    874,000
Finders fees                                                   0
Expenses paid to or for Underwriters                     262,000
Other expenses                                           845,000
                                                    ------------
TOTAL EXPENSES                                      $ 1,981,000

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1998


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

(vii) From March 25, 1998 through September 30, 1998, the Company has applied the following amounts of its net proceeds from the Offering pursuant to the IPO Registration Statement:

Construction of plant, building and facilities              $         0
Purchase and installation of machinery and equipment                  0
Purchases of real estate                                              0
Acquisitions of other business(es)                                    0
Repayment of indebtedness                                       855,000
Working capital                                                 885,000
Temporary investments (as specified below)                    1,561,000
Other uses of at least $100,000 (as specified below)          2,318,000

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




                                                              15
                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1998


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits and reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

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