Form 10-K
period 1998-12-31
CPS SYSTEMS INC
filed 1999-04-15
CIK 1048536

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C., 20549

                                    Form 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission file number 00-113959

                                CPS SYSTEMS, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

                   TEXAS                                  75-1607857
                   -----                                  ----------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
             or organization)

                         3400 CARLISLE, SUITE 500
                            DALLAS, TEXAS                          75204
                         -------------------------------         ----------
        (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (214) 855-5277

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock, $.01 Par Value

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

On February 28, 1999, there were 6,743,902 shares of Common Stock, $.01 par value, outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on February 28, 1999 was $842,959. For purposes of the above stated only, all directors and executive officers of the registrant are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE:

See part III hereof regarding incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                     PART I


ITEM 1. BUSINESS

GENERAL

         CPS Systems, Inc. (the "Company") develops, markets, implements and supports fully integrated software applications designed specifically for public sector organizations, including counties, townships, city governments and other municipal agencies. The Company's products address the following functional areas: (i) property tax appraisal and assessment, (ii) property tax billing and collection, (iii) city and municipal systems, and (iv) remittance processing systems. Currently, the Company's public sector software applications are installed or being implemented in nine states (California, Colorado, Florida, Georgia, North Carolina, New Mexico, Oklahoma, Tennessee and Texas), serving more than 250 customers. The majority of its customers are county governments with taxable parcel counts over 10,000 or cities with populations between 5,000 and 35,000. The Company's potential customers make up approximately 76% of the total counties and 85% of the total cities in the United States. The Company's focus on the public sector allows it to design solutions that address the precise needs of these organizations. The Company also develops, markets, implements and supports integrated voice response systems.

         The Company currently markets 41 applications to public sector organizations, offering customers the following: (i) compliance with periodically changing legislation, (ii) simplification of data entry, (iii) extensive security features, (iv) flexible report configuration, and (v) open system technology. The Company utilizes proprietary tools that convert client data into a year 2000 ("Y2K") compliant format that can be run by Company applications. The Company's application software products are adaptable to meet a customer's initial needs and respond to a customer's specific system refinements and ongoing changes. The Company's tiered software architecture enables the Company to utilize multiple platforms and integrate new technologies with existing software.

MERGER

         On March 30, 1999, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with Tyler Corporation ("Tyler") pursuant to which the Company will merge with and into a wholly-owned subsidiary of Tyler. Under the terms of the Merger Agreement, each shareholder of the Company will receive one
(1) share of common stock of Tyler for each three (3) shares of common stock of the Company held by such shareholder. The consummation of the merger is subject to approval of the shareholders of the Company, the satisfactory completion of due diligence by Tyler, the receipt of an opinion from an independent financial adviser that the consideration to be paid by Tyler in the proposed merger is fair from a financial point of view, and other customary conditions. Management anticipates that the merger will be consummated in the third quarter of 1999, subject to satisfaction of all conditions to closing.

INITIAL PUBLIC OFFERING

         On March 30, 1998, the Company successfully completed its initial public offering ("IPO") of its Common Stock. The Company issued 1,900,000 shares of its Common Stock in connection with its IPO at $4.00 per share, which resulted in proceeds of approximately $5.8 million net of issuance costs of approximately $1.8 million. In April 1998, the underwriters exercised their option to purchase 285,000 additional shares of its Common Stock, reducing the net to cover over-allotments. Because all of the over-allotment shares were sold by these selling shareholders, the over-allotment exercise resulted in no proceeds to the Company. However, the Company incurred additional issuance costs of $148,000, reducing the net proceeds of the IPO to $5.6 million.

         Simultaneously with the closing of the IPO, all of the Company's outstanding put warrants were converted by the holders into Common Stock. The exercise of the put warrants resulted in the issuance of 927,766 shares of Common Stock and proceeds to the Company of approximately $2,400.

THE INDUSTRY

         The public sector marketplace is composed of state, county and city governments, other municipal agencies and publicly owned utilities. The Company sells its products in the United States through a direct sales force, employing a variety of business development and marketing techniques to communicate directly with current and prospective customers. The Company establishes a local presence to address the needs of local governments and establish long-term relationships, with regional offices in Dallas, Texas; Tampa, Florida and Sacramento, California. The Company also operates customer service and sales offices in San Antonio, Houston, and Wichita Falls, Texas; and Tulsa, Oklahoma. The Company maintains sales and software development personnel in San Francisco, California; Atlanta, Georgia; Wichita Falls, Texas; Cape Coral, Florida; and Tulsa, Oklahoma.

CPS PRODUCTS

         The Company offers fully integrated, Y2K compliant software solutions designed to automate and integrate the operations of county governments with taxable parcel counts over 10,000 and cities with populations between 5,000 and 35,000. The Company has designed its products to effectively share information across an organization. The Company offers applications that run across the most popular operating systems. Currently, supported systems include UNIX, AIX, and Microsoft NT. The Company's products are supported on databases including Oracle, Informix, Microsoft SQL Server, and C-ISAM.

         Property Tax Appraisal And Assessment Systems. The Company's computer-assisted mass appraisal ("CAMA") system, designed and written using computer-aided software engineering tools, is a fully integrated suite of programs with applications for mass property tax appraisal, assessment administration (appeals processing, statistical analysis of property values and sketching of property and buildings), and integrated imaging and GIS/911 interfacing. The CAMA system adheres to IAAO standards for a variety of property types, including residential, agricultural, multi-family, commercial, industrial, business, personal and household goods. The CAMA system incorporates regression and feedback methodologies to produce direct market values and market adjusting techniques which are available for costing out location and depreciation. The system also provides the user with the ability to: (i) specify which valuation appraisal method (cost, market or income) will be used as the default valuation for each type of property, (ii) maintain a comprehensive history file on each parcel, including transactions affecting it, which can be displayed or printed upon request and (iii) maintain sales data and descriptive information on each parcel at the time of sale, thereby generating a "snapshot" vital in market valuation and appraisal analyses.

         Property Tax Billing And Collection Systems. The Company's property tax billing and collection product ("Collection") provides public sector organizations with integrated property tax billing and collection reporting system for revenue tracking, processing and payment collection. Collection provides multiple terminal cash drawer, payment processing and validation capability and eliminates redundant data entry. The product is designed to handle a range of services, including posting, recording, universal cashiering, reconciliation, cash control, auditing, distribution of funds, report generation and interfacing to various high speed remittance processors. Collection encompasses the following property tax billing and collection applications: (i) current ad valorem tax system, (ii) installment processing, (iii) mortgage processing, (iv) non ad valorem assessments, (v) distribution systems, (vi) splits and corrections, (vii) advertising, (viii) current tax roll billing, (ix) personal property system, (x) tax sale (real estate, non ad valorem assessments), (xi) delinquent tax and assessment system, (xii) tax deed processing, (xiii) boat licensing system and (xiv) hunting and fishing licensing systems.

         City and Municipal Systems. The Company's city and municipal systems products provide operating functions (the "City Manager") and financial management functions for public city and municipal governments (the "Financial Manager"). The Company's City Manager and Financial Manager are suites of software applications which can be integrated with each other. The Company provides its users with customization capabilities and updated applications resulting from changes mandated by state and local legislatures. The City Manager and Financial Manager are integrated with the following applications:
(i) general ledger, (ii) payroll, (iii) purchase order, (iv) inventory management, (v) accounts payable, (vi) account receivable, (vii) fixed asset management and (viii) investment management.

         Remittance Processing System. The Company also provides remittance processing hardware and software to regulated utilities and commercial markets for high speed processing of check payments with applications in such areas as utility payments, subscription payments, and county property tax collections.


RESEARCH AND DEVELOPMENT

         The Company's research and development activities are focused on the enhancement of its existing products and the introduction of new products. The Company outsources certain product development and enhancement activities to independent contractors. The Company updates its products for amendments to the various tax laws and regulations and enhances its applications to suit the evolving needs of the public sector market. In particular, the Company is developing additional functionality on existing application modules and creating new modules. The Company continues to add new products and services through internal development, as well as leveraging the Company's core technologies and expertise.

         During the year ended December 31, 1998, the Company began developing new versions of its legacy COBOL products utilizing a client/server architecture. The architecture consists of a user interface developed using Microsoft Visual Basic Version 5, business logic objects developed with Visual Basic and other middleware tools, all connecting to either an Oracle or Microsoft SQL Version 7 database. The development effort resulted in the introduction of a new suite of graphical products designed for tax administration entities in the United States. There were four large efforts being undertaken simultaneously by the Company's development team: (1) Collection base product; (2) CAMA base product; (3) Collection with auditor module for California; and (4) CAMA with auditor interface for California. In addition to these efforts, there were development teams producing new versions of software for Colorado and Georgia. The Company uses its own full time employees in addition to the use of outside contractors to accomplish its development efforts. The Company is required to capitalize this development over six years due to the longer than average product life in the field. The capitalized development costs for 1998 were $3.4 million.


BACKLOG

         As of February 28, 1999, the Company has a backlog of eight contracts representing approximately $4.4 million in initial license fees and $1.1 million in average annual recurring maintenance revenue. These eight contracts are for the Company's Collection and CAMA software products.

EMPLOYEES

         During December 1998, the Company had an organizational restructuring to better align its operational resources with anticipated near-term sale levels. This restructuring decreased the workforce by 15 employees or 13%. As of February 28, 1999, the Company had 95 full-time and 2 part-time employees. This total includes 7 people in sales and marketing, 24 in research and development, 51 in customer support and field services and 14 in general administration. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes its relations with its employees are good.

COMPETITION

     The Company competes with a large number of competitors that vary in size, primary computer platforms and overall product scope. Within its traditional public sector markets, the Company competes from time to time with (i) custom software and services providers (such as Andersen Consulting, KPMG Peat Marwick and Oracle Corporation), (ii) companies which focus on selected segments of the public sector market (including Systems Computer & Technology, Inc., Manatron, Inc., H.T.E., Inc., American Management Systems, Inc., BRC Holdings, Inc. and Tyler Corporation) and (iii) a significant number of smaller private companies. The Company also competes with in-house management information services staff. Many of the Company's competitors are more established, benefit from greater name recognition and have substantially greater resources than the Company.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

         The Company has no patents and, under existing copyright laws, has only limited protection. The Company regards certain features of its internal operations, software and documentation as confidential and proprietary, and relies on a combination of contract and trade secret laws and other measures to protect its proprietary intellectual property. Despite these precautions, it may be possible for unauthorized parties to copy the Company's software or reverse engineer or otherwise obtain and use information the Company regards as proprietary. In addition, certain provisions of the license agreements entered into by the Company, including provisions against unauthorized use, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions.

ITEM 2.  PROPERTIES

         The Company maintains its headquarters in Dallas, Texas where it leases an aggregate of approximately 14,250 square feet under a lease expiring in April 2000. General and administrative, marketing, product development and customer support and service operations are located in this space. The Company leases approximately 10,350 square feet of office space in Tampa, Florida, where marketing, product development and customer support and service operations are housed. The Company also leases various other locations throughout the United States for sales and service offices, aggregating approximately 7,750 square feet. These leases typically have terms of one year or less. The Company believes its facilities are in good condition and adequate for present needs.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is presently involved in significant litigation. Five lawsuits have been filed against the Company during the period from December, 1998 through January, 1999 seeking class certification and recovery for, among other things, violations of federal securities laws associated with the Company's registration statement and its Form 10-Qs for the first and second quarter of 1998. These lawsuits were filed following the Company's November 4, 1998 press release announcing that it was restating its first and second quarter revenues for 1998 in light of AICPA Statement of Position 97-2, for software revenue recognition requirements. The Company intends to vigorously defend the lawsuits.

         The Company is also a defendant in Continental Pacific Corporation v. CPS Systems, Inc., et al., pending in the Circuit Court for Lee County, Florida. This suit alleges that three former employees of the plaintiff joined the employment of the Company in violation of their non-competition agreement, and seeks injunctive and monetary relief for the defendants' breaches of their respective employment agreements and for the Company's role in soliciting their employment. The three former employees of the plaintiff left the plaintiff and sought other employment due to financial difficulties facing the plaintiff, which caused it to discontinue paying salary and employment benefits to the three individual defendants. Accordingly, the defendants contend that the non-competition agreements at issue in the case are unenforceable. In a preliminary injunction hearing held in the case, the Company and the individual defendants prevailed. The

Court refused to enjoin the individual defendants from continuing to work for the Company. The case is presently in discovery, and several key witnesses remain to be deposed. The Company and the individual defendants have filed a motion for summary judgment asking the Court to dismiss the case based on the lack of a genuinely disputed issue of material fact that remains for trial. Although the motion is presently pending, the Company and the defendants do not expect a ruling until discovery in the case has been completed.

         The Company has also been notified by Peoria County, Illinois of the county's termination of the contract between the Company and the county and the county's intention to recover the customer deposit of $340,000 and to receive a credit of an outstanding receivable of $170,650. The outstanding receivable is not recognized as current income but is instead booked to deferred revenue. The Company has reviewed the notice and the contract and determined the county's termination was not warranted.

         From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Except as set forth above, the Company is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the Company's fourth quarter ended December 31, 1998.

                                     PART II


ITEM 5.  MARKET OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the American Stock Exchange ("AMEX") under the symbol "SYS". As of February 28, 1999, the Company had 59 shareholders of record. The Company estimates approximately 45 additional beneficial holders of its securities hold such shares in nominee or "street name." The closing price per share of the Common Stock on February 28, 1999 was $.4375. As of February 28, 1999, there were no shares of the Company's Preferred Stock issued and outstanding.

         The table below sets forth information, for each quarter in 1998 during which the Company's Common Stock was traded, concerning the high and low sale prices. Quotations for such periods are as reported by AMEX. The Company's Common Stock was not publicly traded prior to March 25, 1998. Therefore, there is no trade data for any quarters ending prior to that date.




                                           STOCK PRICE RANGE
                                       --------------------------

     1998                                HIGH           LOW
                                       --------     -------------

     First Quarter                     $ 6-1/8          $ 4
     Second Quarter                      7-5/8            4-1/8
     Third Quarter                       7                2-1/2
     Fourth Quarter                      3-5/8            5/8



These market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The transfer agent for the Company's Common Stock is American Securities Transfer & Trust, Inc. of Denver, Colorado.

         From March 25, 1998 through February 28, 1999, the Company applied the following amounts of its net proceeds from the IPO pursuant to the IPO Registration Statement:

Construction of plant, building and facilities                    $            0
Purchase and installation of machinery and equipment                           0
Purchases of real estate                                                       0
Acquisitions of other business(es)                                             0
Repayment of indebtedness                                                855,000
Working capital                                                        1,401,000
Temporary investments (as specified below)                                     0
Other uses of at least $100,000 (as specified below)                   3,363,000

None of the uses constituted direct or indirect payments to the Company's directors, officers or general partners, or associates thereof, persons owning 10% or more of any class of securities or any affiliates of the Company. The temporary investments consist of money market accounts available on a daily basis. Other uses of at least $100,000 reflects research and development expenses.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10K. The following selected consolidated balance sheets of the Company as of December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from and are qualified by reference to the Company's Consolidated Financial Statements audited by Grant Thornton LLP, independent certified public accountants. The following selected consolidated statements of operations of the Company for the years ended 1995, 1996, 1997 and 1998 have been derived from and are qualified by reference to the Company's Consolidated Financial Statements audited by Grant Thornton LLP, independent certified public accountants. The following statement of operations for the year ended December 31, 1994 has been derived from unaudited consolidated financial data of the Company.



                           CONSOLIDATED BALANCE SHEET


                                              For the Year-Ended December 31,
                                              -------------------------------
                                      1994       1995       1996       1997        1998
BALANCE SHEET DATA:
     Cash and cash equivalents    $    410   $    385   $    592   $    327    $    296
     Working capital (deficit)          32        173        303       (489)     (1,478)
     Total assets .............      6,762      6,025      6,134      6,499      11,775
     Long-term debt ...........      3,297      3,041      2,741      2,137       1,023
     Total stockholders' equity      1,110        823        524        277       4,173

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                       Year ended December 31,

                                                         1994       1995        1996        1997        1998
                                                     -------------------------------------------------------
Revenue
           License fees ..........................   $    628   $    424    $  1,635    $  2,178    $  1,167
           Recurring maintenance and service fees    $  3,886   $  3,907    $  3,851    $  3,910    $  4,196
           Product sales .........................   $  1,752   $  1,594    $  2,052    $  3,421    $  2,534
           Other service fees ....................   $    341   $    328    $    825    $    969    $  1,192
                                                     -------------------------------------------------------
                                                     $  6,607   $  6,253    $  8,363    $ 10,478    $  9,089

Cost of Revenue
           Product sales .........................   $  1,027   $  1,033    $  1,465    $  2,529    $  1,986
           Purchased software ....................   $    248   $    256    $    391    $    576    $  1,075
           Distribution ..........................   $      9   $     11    $     11    $     67    $     23
                                                     -------------------------------------------------------
                                                     $  1,284   $  1,300    $  1,867    $  3,172    $  3,084

                                                     -------------------------------------------------------
                Gross profit .....................   $  5,323   $  4,953    $  6,496    $  7,306    $  6,005

Operating Expenses:
           Support and customer service ..........   $  2,554   $  2,276    $  2,743    $  3,278    $  4,147
           Selling and marketing .................   $    735   $    601    $    772    $    966    $  2,116
           Research and development ..............   $    517   $    588    $    866    $  1,508    $    299
           General and administrative ............   $    795   $    871    $  1,030    $  1,048    $  1,915
           Amortization of intangible goodwill &
             non-compete agreements ..............   $      0   $    347    $    347    $    358    $    281
                                                     -------------------------------------------------------
                                                     $  4,601   $  4,683    $  5,758    $  7,158    $  8,758

                Earnings(loss) from operations ...   $    722   $    270    $    738    $    148    ($ 2,753)
                                                     -------------------------------------------------------

Interest and financing costs .....................   $     81   $    524    $    819    $    420    $    327
                                                     -------------------------------------------------------
                Earnings(loss) before income taxes   $    641   ($   254)   ($    81)   ($   272)   ($ 3,080)

Income tax expense(benefit) ......................   $    261   ($    24)   $    165    ($    25)   ($ 1,103)
                                                     -------------------------------------------------------
                Net earnings(loss) ...............   $    380   ($   230)   ($   246)   ($   247)   ($ 1,977)
                                                     =======================================================


Net earnings(loss) per common share
     Basic .......................................   $   0.10   ($  0.06)   ($  0.06)   ($  0.06)   ($  0.32)
     Diluted .....................................   $   0.10   ($  0.06)   ($  0.06)   ($  0.07)   ($  0.32)

Weighted average shares used in computing net
earnings per common share:
     Basic .......................................      3,905      3,905       3,905       3,905       6,085
     Diluted .....................................      3,905      3,905       3,905       4,833       6,085

(1) Prior to the December 30, 1994 leverage transaction (the "1994 Acquistion") the Company was taxed as a S corporation. The net income for the year ended December 31, 1994 reflects historical data as adjusted for all income being taxed as a C corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company develops, markets, implements and supports fully integrated software applications designed specifically for public sector organizations, including counties, townships, city governments and other municipal agencies. The Company's products address the following functional areas: (i) property tax appraisal and assessment, (ii) property tax billing and collection, (iii) city and municipal systems, and (iv) remittance processing systems. Currently, the Company's public sector software applications are installed in nine states (California, Colorado, Florida, Georgia, North Carolina, New Mexico, Oklahoma, Tennessee and Texas), serving more than 250 customers. The majority of its customers are county governments with taxable parcel counts over 10,000 or cities with populations between 5,000 and 35,000. The Company has a wholly-owned subsidiary, CDP Systems, Inc., which develops, markets, implements and supports integrated voice response systems.

         The Company currently markets 41 applications to public sector organizations, offering customers the following: (i) compliance with periodically changing legislation, (ii) simplification of data entry, (iii) extensive security features, (iv) flexible report configuration and (v) open system technology. The Company utilizes a proprietary tool that converts client data into a Y2K compliant format that can be run by Company applications. The Company's application software products are adaptable to meet a customer's initial needs and are designed to respond to a customer's specific system refinements and ongoing changes. The Company's tiered software architecture enables the Company to utilize multiple platforms and effectively integrate new technologies with existing software.


REVENUE RECOGNITION POLICY

         During the third quarter of the fiscal year ended December 31, 1998, the Company determined that modifications to the scope of systems to be developed and delays in delivery of those systems required a change in its revenue recognition policy to conform with AICPA Statement of Position 97-2, "Software Revenue Recognition", effective for fiscal years beginning after December 15, 1997 ("SOP 97-2"). The Company's decision resulted in a restatement of the Company's revenues and earnings for the first two quarters of 1998. Revenue previously recognized in the first two quarters of 1998 will now be recognized upon the delivery of the systems pursuant to existing contracts beginning during the end of the first quarter of 1999. The change in policy had no effect on any other prior periods because the Company's contracts prior to the fiscal year ended December 31, 1998 were not within the scope of SOP 97-2. Consequently, the Company did not restate revenues or earnings for the fiscal year ended December 31, 1997 or fiscal years ended prior thereto.

         As a result of the change in its revenue recognition policy, the Company restated its total revenues for the first quarter of 1998 from $3.2 million to $2.2 million, and its earnings for that period were restated from net earnings of $133,000 or $0.03 per share, to a net loss of ($476,000) or ($0.11) per share on 4.1 million weighted average shares outstanding. The Company also restated its total revenues for the second quarter of 1998 from $4.4 million to $2.5 million, and its earnings for that period were restated from net earnings of $517,000 or $0.08 per share to a net loss of ($377,000) or ($0.06) per share on 6.7 million weighted average shares outstanding. The Company's Consolidated Balance Sheet for the fiscal year ended December 31, 1998 reflects Unearned Revenue totaling $4.0 million.

            As of February 28, 1999, the Company has a backlog of eight contracts representing approximately $4.4 million in initial license fees and $1.1 million in average annual recurring maintenance revenue. Upon delivery and installation of the software with only insignificant vendor obligations remaining the Company will be able to recognize initial license fee revenue in compliance with SOP 97-2. Once the customer's applications are "live" and any warranties have expired, recurring maintenance revenue will be booked on a monthly basis. These eight contracts are for the Company's Collection and/or its CAMA software products.

         The Company capitalizes software development costs for expenses associated with product development incurred subsequent to establishing technological feasibility. This methodology is in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." These costs relate primarily to the development of new products or major enhancements to existing products to accommodate new markets or platforms. The capitalized costs are amortized on a straight-line basis over a 72-month period, commencing when each product is available to the market. Prior to January 1995, the company amortized software on a straight-line basis over a period of 72 to 120 months.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain revenue, expense and income.

                                                         Year Ended December 31,

                                                         1996     1997     1998
                                                       -------------------------
Revenue
           License fees ...........................      19.6%    20.8%    12.8%
           Recurring maintenance and service fees .      46.0%    37.3%    46.2%
           Product sales ..........................      24.5%    32.6%    27.9%
           Other service fees .....................       9.9%     9.3%    13.1%
                                                        ------------------------
                Total Revenue .....................     100.0%   100.0%   100.0%
                                                        ------------------------

Cost of Revenue
           Product sales ..........................      17.5%    24.1%    21.9%
           Purchased software .....................       4.7%     5.5%    11.8%
           Distribution ...........................       0.1%     0.6%     0.3%
                                                        ------------------------
                Total Cost of Sales ...............      22.3%    30.2%    34.0%
                                                        ------------------------

                Gross profit ......................      77.7%    69.8%    66.0%

Operating Expenses:
           Support and customer service ...........      32.8%    31.3%    45.6%
           Selling and marketing ..................       9.3%     9.2%    23.3%
           Research and development ...............      10.4%    14.4%     3.3%
           General and administrative .............      12.3%    10.0%    21.1%
           Amortization of intangible goodwill &
             non-compete agreements ...............       4.1%     3.4%     3.1%
                                                        ------------------------

                 Total Operating Expense ..........      68.9%    68.3%    96.4%
                                                        ------------------------

                 Earnings(loss) from operations ...       8.8%     1.5%   -30.4%

Interest and financing costs ......................       9.8%     4.0%     3.6%
                                                        ------------------------
                 Earnings(loss) before income taxes      -1.0%    -2.5%   -34.0%

Income tax expense(benefit) .......................       2.0%    -0.2%   -12.1%
                                                        ------------------------
                 Net earnings(loss) ...............      -3.0%    -2.3%   -21.9%
                                                        ========================


COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997


Revenue

         The Company's total revenue was $9.1 million for the twelve months ended December 31, 1998 compared to $10.5 million for the twelve months ended December 31, 1997, a decrease of $1.4 million or 13.3%. This decrease was primarily due to a deferral of Collection and CAMA license fees into 1999 and to a lesser extent a decrease in City hardware and software sales.

         License Fees. The Company's revenue from license fees was $1.2 million for the twelve months December 31, 1998 compared to $2.2 million for the twelve months ended December 31, 1997, a decrease of $1.0 million or 45.5%. This decrease was primarily due to a deferral of Collection and CAMA license fees into 1999.

         Recurring Maintenance and Service Fees. The Company's revenue from recurring fees was $4.2 million for the twelve months ended December 31, 1998 compared to $3.9 million for the twelve months ended December 31, 1997, an increase of $286,000 or 7.3%. The increase was primarily attributable to the realization of recurring revenue associated with Collection license fee sales of a prior period and to a lesser extent integrated voice response maintenance contracts. The recurring revenue attributable to the maintenance and service contracts are recognized upon the effective date of the maintenance and service contracts (which could become effective up to 12 months following execution of the licensing agreement.) During this same period, hardware maintenance declined due to hardware manufacturers offering longer extended warranties, declining costs of hardware and the Company's belief that some customers no longer view hardware maintenance as a mission critical need for all components.

         Product Sales. Revenue from product sales was $2.5 million for the twelve months ended December 31, 1998 compared to $3.4 million for the twelve months ended December 31, 1997, a decrease of 887,000 or 26.1%. This decrease is primarily due to a decrease in sales of hardware for Collection and CAMA systems. This decrease was partially offset to by an increase in RPS hardware sales.

         Other Service Fees. Revenue from other service fees was $1.2 million for the twelve months ended December 31, 1998 compared to $969,000 for the twelve months ended December 31, 1997, an increase of $223,000 or 23.7%. This increase was primarily due to increased RPS installation sales.


Cost of Revenue

         The total cost of revenue was $3.1 million for the twelve months ended December 31, 1998 compared to $3.2 million for the twelve months ended December 31, 1997, a decrease of $88,000 or 2.8%. This yielded a gross profit margin of 66.1% for the twelve months ended December 31, 1998 compared to a gross profit margin of 69.7% for the twelve months ended December 31, 1997. This decrease in gross profit margin resulted from an increase in purchased software from 5.5% of total revenue for the twelve months ended December 31, 1997 to 11.8% of total revenue for the twelve months ended December 31, 1998.

         Product Sales. The cost of product sales was $2.0 million, or approximately 78.4% of product sales revenue, for the twelve months ended December 31, 1998 compared to $2.5 million, or approximately 74.0% of product sales revenue, for the twelve months ended December 31, 1997, a decrease of $543,000 or 21.7%. This decrease was primarily due to costs associated with a decrease in sales of hardware for Collection and CAMA systems. This decrease was partially offset by an increase to costs associated with higher RPS hardware sales.

         Purchased Software. The cost of software was $1.1 million, or approximately 92.0% of license fees, for the twelve months ended December 31, 1998 compared to $576,000 or approximately 26.5% of license fees, for the twelve months ended December 31, 1997, an increase of $498,000 or 86.5%. This increase was due to increase in the installation of RPS third-party software sales. The Company has incurred additional costs to correct RPS software issues for existing customers. Amortization of software development cost was $134,000 for the twelve months ended December 31, 1998 and $142,000 for the twelve months ended December 31, 1997.

         Distribution. The costs associated with distribution were $23,000 for the twelve months ended December 31, 1998 compared to $67,000 for the twelve months ended December 31, 1997, a decrease of $44,000 or 65.7%. This decrease was due primarily to a large Collection and CAMA hardware shipment in June 1997.

Operating Expenses

         Support and Customer Service. Expenses related to support and customer service were $4.2 million for the twelve months ended December 31, 1998 compared to $3.3 million for the twelve months ended December 31, 1997, an increase of $869,000 or 26.3%. This increase resulted primarily from an increase in salaries and hiring to enhance customer service and support future Company growth. In addition, outsourcing costs rose to accommodate expansion into new markets and build infrastructure for growth expected from Year 2000 sales.

         Selling and Marketing. The Company's selling and marketing expenses were $2.1 million for the twelve months ended December 31, 1998 compared to $966,000 for the twelve months ended December 31, 1997, an increase of $1.1 million or 113.9%. This increase was due to an increase in the numbers of sales personnel and expenses related to covering new markets such as California, Georgia, Illinois, Nevada, Ohio and Tennessee.

         Research and Development. Research and development expenses were $299,000 for the twelve months ended December 31, 1998 compared to $1.5 million for the twelve months ended December 31, 1997, a decrease of $1.2 million or 80.0%. These expenses are comprised primarily of salaries as well as amounts paid to outside consultants to supplement continuing product development efforts. The decrease resulted from the capitalization of research and development cost associated with new product development.

         General and Administrative. General and administrative expenses were $1.9 million for the twelve months ended December 31, 1998 compared to $1.1 million for the twelve months ended December 31, 1997, an increase of $869,000 or 79.0%. This increase was primarily due to a increase in legal fees and travel and insurance activity in connection with the initial public offering, as well as, expenses associated with additional General and Administrative staffing. To a lesser extent the increase is associated with increased employee benefits.

         Amortization of Goodwill and Non-compete Agreements. The Company incurred a goodwill and non-compete amortization expense related to the 1994 acquisition of the Company by a private investor group of $281,000 for the twelve months ended December 31, 1998 compared to $358,000 for the twelve months ended December 31, 1997, a decrease of approximately $77,000 or 21.5%. The decrease in amortization is primarily due to the completion in December 1997 of the non-compete agreement amortization.

Loss from Operations

         For the reasons discussed above the Company had a loss of $2.8 million for the twelve months ended December 31, 1998, compared to earnings from operations of $148,000 for the twelve months ended December 31, 1997. This decrease in earnings from operations of $2.9 million was due to a 46.4% decrease of license fees revenue and a 26.0% decrease in product sales revenue for the twelve months ended December 31, 1998, compared to the twelve months ended December 31, 1997. The decrease was also attributed to increased cost of sales for the RPS division and by increased operating expenses for support and customer service, selling and marketing and general and administrative departments. The decrease in earnings was partially offset by decreased operating expense for the research and development departments due to capitalization of software development cost.

Non-Operating Expenses

         Interest and Financing Costs. The Company's interest expense for its long term debt was $327,000 for the twelve months ended December 31, 1998 compared to $420,000 for the twelve months ended December 31, 1997, a decrease of $93,000 or 22.1%. This decrease was primarily due to the

Company's repayment of the senior term loan and interest income on investments from the remaining proceeds of the initial public offering.

         Income Tax Expense. The Company's provision for income taxes was a benefit of $1.1 million for the twelve months ended December 31, 1998 compared to $25,000 for the twelve months ended December 31, 1997, an increase of $1.08 million or 431.2%. This increase in the benefit of $1.1 million was attributable to decreased earnings from operations. The income tax provision is higher than income taxes determined by applying the applicable statutory rates for the twelve months ended December 31, 1998 primarily due to non-deductible amortization of goodwill and non-deductible put warrant adjustments.


COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996


Revenue

         The Company's total revenue was $10.5 million for the year ended December 31, 1997, compared to $8.4 million for the year ended December 31, 1996, an increase of $2.1 million, or 25.0%. This increase was primarily due to an increase in computer-assisted mass appraisal ("CAMA") installation, RPS hardware and software sales and $400,000 of revenue related to CDP integrated voice response systems.

         License fees. The Company's revenue from license fees was $2.2 million for the year ended December 31, 1997, compared to $1.6 million for the year ended December 31, 1996, an increase of $600,000, or 37.5%. This increase was primarily due to an increase in new customer CAMA installations and, to a lesser extent, installations of RPS software and CDP integrated voice response systems. The Company sold 224 licenses at fees ranging from less than $10,000 to $200,000 per license during year ended December 31, 1997. The Company sold 219 licenses at fees ranging from less than $10,000 to $500,000 during year ended December 31, 1996. Revenue from each license fee varies depending upon the number of accounts processed, hardware configuration, number of users and applications licensed.

         Recurring Maintenance and Service Fees. The Company's revenue from recurring fees was $3.9 million for the year ended December 31, 1997 compared to $3.9 million for the year ended December 31, 1996. Although there was an increase in license fees during the period, the recurring revenue attributable to the maintenance and service contracts remained constant because revenue associated with such sales is not realized until the effective date of the maintenance and service contracts (which could become effective up to three to 12 months following execution of the licensing agreement). During this same period, recurring software and service fees increased while the recurring revenue associated with hardware maintenance declined due to hardware manufacturers offering longer extended warranties, declining costs of hardware and the Company's belief that some customers no longer view hardware maintenance as a mission critical need for all components.

         Product Sales. Revenue from product sales was $3.4 million year for the year ended December 31, 1997 compared to $2.1 million for the year ended December 31, 1996, an increase of $1.3 million, or 61.9%. This increase was primarily due to an increase in RPS sales and, to a lesser extent, installations of CAMA, sales of hardware for property tax billing and collection systems and CDP integrated voice response systems.

         Other Service Fees. Revenue from other service fees was $1.0 million for the year ended December 31, 1997 compared to $800,000 for the year ended December 31, 1996, an increase of $200,000, or 25.0%. This increase was primarily due to increased RPS software and hardware sales, CAMA installations, and starting in 1997, cabling installations to improve client site infrastructure.

Cost of Revenue

         The Company's cost of revenue includes the cost of hardware product sales, the cost of software and distribution costs.

         Product Sales. The cost of product sales was $2.5 million, or approximately 73.5% of product sales, for the year ended December 31, 1997 compared to $1.5 million, or approximately 71.4% of product sales for the year ended December 31, 1996, an increase of $1.0 million, or 66.7%. This increase was primarily due to costs associated with an increase in RPS hardware sales and, to a lesser extent, hardware sales associated with CAMA installations. The increase in cost as a percentage of product sales was due to RPS hardware comprising a larger portion of total hardware sales. RPS hardware generally has a higher cost of sales than other hardware products.

         Software. Cost of software includes purchased software as well as the amortization of capitalized software development costs. The cost of software was $600,000, or approximately 27.3% of license fees, for the year ended December 31, 1997 compared to $400,000, or approximately 25.0% of license fees, for the year ended December 31, 1996, an increase of $200,000, or 50.0%. This increase was largely due to the cost of purchased software associated with the Cleveland County, Oklahoma installation.

         Distribution. The costs associated with distribution were $70,000 for the year ended December 31, 1997 compared to $10,000 for the year ended December 31, 1996, an increase of $60,000, or 600%. This increase was due to increased sales of RPS and cabling installation work performed as a result of new CAMA installations.

          The total cost of revenue was $3.2 million for the year ended December 31, 1997 compared to $1.9 million for the year ended December 31, 1996, an increase of $1.3 million, or 68.4%. This yielded a gross profit margin of 69.7% for the year ended December 31, 1997 compared to a gross profit margin of 77.7% for the year ended December 31, 1996. This decrease in gross profit margin resulted from an increase in product sales from 24.5% of total revenue in 1996 to 32.6% of total revenue in 1997. Product sales have a higher cost of revenue associated with them than the Company's other sources of revenue.

Operating Expenses

         Support and Customer Service. Expenses related to support and customer service were $3.3 million for the year ended December 31, 1997 compared to $2.7 million for the year ended December 31, 1996, an increase of $600,000, or 22.2%. This increase resulted from an increase in personnel costs related to enhancing customer service and supporting future growth expected for Y2K sales.

         Selling. The Company's selling expenses were $1.0 million for the year ended December 31, 1997 compared to $800,000 for the year ended December 31, 1996, an increase of $200,000, or 25.0%. This increase was due to an increase in the number of sales personnel and expenses related to covering new markets such as California, Nevada and Ohio. In addition, sales commission expenses rose as a result of increased sales of RPS and CAMA.

         Research and Development. Research and development expenses were $1.5 million, or 14.4% of revenue, for the year ended December 31, 1997 compared to $900,000, or 10.4% of revenue, for the year ended December 31, 1996, an increase of $600,000, or 66.7%. These expenses are comprised primarily of salaries and a portion of the Company's overhead as well as amounts paid to outside consultants to supplement product development efforts. The increase resulted from the initiation of development for new database technology.

         General and Administrative. General and administrative expenses were $1.0 million for the year ended December 31, 1997 compared to $1.0 million for the year ended December 31, 1996.

         Amortization of Goodwill and Non-Compete Agreements. The Company incurred a non-cash expense for amortization of goodwill and non-compete agreements related to the 1994 Acquisition (as defined below) of $350,000 for the year ended December 31, 1997 compared to $350,000 for the year ended December 31, 1996.


Earnings From Operations

         Earnings from  operations  were $100,000,  or 1.4% of revenue,  for the year ended December 31, 1997 compared to $700,000, or 8.8% of revenue, for the year ended December 31, 1996. This decline in earnings from operations of $600,000 was primarily due to the increase in research and development expenses to 14.4% of revenue for the year ended December 31, 1997 compared to 10.4% of revenue for the year ended December 31, 1996, and the reduction in the gross profit margin from 77.7% in 1996 to 69.7% in 1997. In each period, earnings from operations include non-cash expenses related to amortization of goodwill and noncompete agreements of $350,000 incurred in connection with the 1994 Acquisition (as defined below,).


Non-Operating Expenses

         Interest and Financing Costs. The Company's interest expense on its long-term debt was $400,000 for the year ended December 31, 1997 compared to $800,000 for the year ended December 31, 1996, a decrease of $400,000, or 50.0%. This decrease was primarily attributable to a decrease in the put warrant adjustment from an expense of $300,000 for the year ended December 31, 1996 to a benefit of $100,000 for the year ended December 31, 1997. The put warrant adjustment is primarily based on the operating earnings of the Company for the previous twelve-month period, which decreased from 1996 to 1997.

         Provision for Income Taxes. The Company had an income tax benefit of $30,000 for the year ended December 31, 19997, compared to an income tax expense of $200,000 for the year ended December 31, 1996, a decrease of $230,000. The decrease was primarily attributable to decreased earnings from operations. The income tax provision is higher than income taxes determined by applying the applicable statutory rates primarily due to non-deductible amortization of goodwill and non-deductible put warrant adjustments.


LIQUIDITY AND CAPITAL RESOURCES

         The Company was acquired by an international private investor group on December 30, 1994 for approximately $4.6 million in a leveraged transaction. The acquisition was financed with a $1.5 million senior term loan due December 1998, provided by FINOVA Capital Corporation and a $2.0 million senior subordinated note due in two installments in December 1999 and December 2000, provided by Hanifen Imhoff Mezzanine Fund, L.P. (the "Hanifen Loan"). The balance of the funding was provided by certain officers and directors of the Company in the form of equity capital.

         Historically, the Company has funded its business solely with cash generated from operations. However, on March 30, 1998 the Company successfully completed an initial public offering of 1.9 million shares of its Common Stock. Net proceeds of the initial public offering less all issuance costs were approximately $5.62 million. In April 1998, the Company utilized proceeds from the initial public offering totaling approximately $761,000 to retire the outstanding principal of its senior term loan including interest and repayment penalties.

         The Company's cash balances were $296,000 and $327,000 as of December 31, 1998, and December 31, 1997, respectively. The Company's operating activities used cash of $1.1 million and provided cash of $570,000 during the twelve months ended December 31, 1998 and December 31, 1997, respectively. Cash used in investing activities totaled $3.9 million and $538,000 in 1998 and 1997, respectively. Investing activities include capital expenditures, capitalized software development costs and costs of acquisitions. The Company's capital expenditures for 1998 and 1997 were $485,000 and $261,000, respectively, principally for investments in equipment and related software associated with increased staffing and upgrading internal systems. The capital expenditures increase of $224,000 for the twelve months ended December 31, 1998 was primarily due to the Company making investments in leasehold improvements and furnishings relating to the 1998 relocation of its Tampa, Florida office facility and opening of its Sacramento, California office facility. The Company capitalized software development costs of $3.4 million and $281,000 in fiscal 1998 and 1997, respectively. The increase of $3.1 million was due to increased software development efforts for additional products, data bases and platforms.

         Net cash provided in financing activities was $4.9 million for the twelve months ended December 31, 1998, compared to cash used of $296,000 for the twelve months ended December 31, 1997.

         On December 31, 1999, the current portion, $1.1 million, of a $2.1 million senior note payable to Hanifen Imhoff Mezzanine Fund, L.P. under the Hanifen Loan becomes due. As of December 31, 1998, the Company is in violation of the note agreement with Hanifen Imhoff Mezzanine Fund, L.P. The violation pertains to the ratio of cash flow to total contractual debt service. Hanifen Imhoff Mezzanine Fund, L.P has waived through September 30, 1999 compliance with this ratio.

         On March 30, 1999, the Company executed a Merger Agreement with Tyler pursuant to which the Company will merge with and into a wholly-owned subsidiary of Tyler. In addition, on March 30, 1999, Tyler loaned $1.0 million to the Company, evidenced by a secured promissory note (the "Tyler Loan"). The Tyler Loan is due on September 30, 1999, and has an interest rate of 2% over the prime rate. An interest payment is due June 30, 1999, and the entire principal balance and accrued interest is then due on September 30, 1999. The note is secured by a lien on the Company's assets subordinate to the Hanifen Loan. The Company believes that the proceeds of this Tyler Loan, when combined with its cash balances and cash generated from operations, will satisfy the Company's working capital, business development and capital expenditure requirements through September 30, 1999. There can be no assurances, however, that the Company will have sufficient working capital to satisfy all of the anticipated needs.
Increased costs, delays in receivable collections and opportunities for growth or expansion may increase the demand for working capital, thereby making an additional infusion of capital necessary. After September 30, 1999, the Company will have insufficient resources to satisfy all of its obligations, working capital, business development and capital expenditure requirements. The Company will require additional sources of liquidity which may include equity offerings or debt financing. The Company believes that the merger with Tyler, if consummated, will permit it to satisfy these obligations, working capital, business development and capital expenditure requirements.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK (p. 18)

         Forward  Looking  Information.  Statements  contained in this  document stating the Company's or management's anticipations, beliefs, expectations, hopes, intentions, predictions and/or strategies which are not purely historical in fact or which apply prospectively are "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All forward looking statements contained in this document are based on information available to the Company on the date here of, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those contained or projected in, or even implied by, such forward-looking statements. The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. Some of the factors that could cause the actual results to differ materially are set forth below and elsewhere in this report. Additional information concerning these or other factors which could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's other SEC filings. Copies of those filings are available from the Company and/or the Security Exchange Commission.

         Year 2000 Compliance. The Company has assessed the impact of Year 2000 issues with regard to its internal reporting systems and operations and determined that the remaining costs associated with addressing such issues will not be material. The Company believes that the likelihood of a disruption in operations related to Year 2000 issues is remote. All of the Company's products are Y2K compliant.

         Liquidity. As a result of significant operation losses, development costs and costs incurred to restructure operations, the Company has limited cash resources available to maintain its existing operations. Short-term liquidity needs will be funded by the proceeds of the Tyler Loan. An interest payment is due June 30, 1999, and the entire principal balance and accrued interest is then due on September 30, 1999. In addition, a $1.1 million installment on the Hanifen Loan is due on December 31, 1999. Sales, customer deposits for the Company's products and existing cash reserves will fund short-term liquidity needs of the Company. There is no assurance, however, these sources will provide the necessary liquidity to permit operations. Further, the Company's capital requirements and expenditures will vary as a result of the progress and success of its product development efforts, the expansion of its marketing efforts and the timing of the increase, if any, of its product sales revenues. Funding to date has been provided primarily through equity and debt transactions. If the Company needs to raise additional capital, no assurance can be given that funding will be available on favorable terms, if at all. The Company has had limited success in obtaining customer deposits to fund the substantial start-up costs for manufacture of its products, and there can be no assurance that funding from customer deposits will continue.

         Risks Associated with Public Sector Market. A substantial portion of the Company's revenue to date has been attributable to sales of software and services to state, county and city governments and other municipal agencies. The Company expects that sales to such public sector customers will account for substantially all of the Company's revenue in the future. Virtually all of these public sector organizations have existing information processing systems. Accordingly, in order to continue to increase its sales to this market, the Company must persuade these organizations to replace or upgrade existing information processing systems. Change to an organization's information system is a costly, time consuming and operationally disruptive process for the customer. Conversion to a new information processing system must typically be done without any disruption of service and, accordingly, the Company's potential customers perceive a high degree of risk in connection with the adoption of a new system. In addition, the purchase of the Company's products involves a significant commitment of capital, with attendant delays frequently associated with large capital expenditures by an organization. For these and other reasons, the sales cycle associated with the purchase of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. There can be no assurance that potential customers for the Company's products in the public sector market will continue to make information processing system replacement decisions at rates necessary to maintain demand for the Company's products and sustain market growth or that the Company's products will be accepted by public sector organizations that consider replacing their current information processing systems. A significant reduction in demand or acceptance of the Company's products could have a material adverse effect on the Company's business, financial condition and operating results.

         Uncertainty of Demand for Year 2000 Solutions. The Company has focused a significant portion of its marketing and sales efforts on products and solutions addressing the Y2K problem, developing solutions for current and potential customers based upon modifications to the Company's existing software product lines. As the Y2K approaches, the Company anticipates market growth in Y2K solutions will diminish. While the Company believes new markets will evolve and demand for its products will remain strong, there can be no assurance that alternative markets will develop to the extent anticipated by the Company. Due to these factors, development of a market for the Company's Y2K solution is uncertain and unpredictable. The failure to develop alternative markets could have a material adverse effect on the Company's business, financial condition and operating results.

         Competition. The market in which the Company competes is highly fragmented, with a large number of competitors that vary in size, primary computer platforms and overall product scope. Within its traditional public sector markets, the Company competes from time to time with (i) custom software and services providers (such as Andersen Consulting, KPMG Peat Marwick and Oracle Corporation), (ii) companies which focus on selected segments of the public sector market (including Systems Computer & Technology, Inc., Manatron, Inc., H.T.E., Inc., American Management Systems, Inc., BRC Holdings, Inc. and Tyler Corporation) and (iii) a significant number of smaller private companies. The Company also competes with in-house management information services staff. Many of the Company's competitors are more established, benefit from greater name recognition and have substantially greater resources than the Company. Moreover, the Company could face additional competition as other established and emerging companies enter the public sector software application market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and operating results. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, financial condition and operating results.

         Management of Growth; Ability to Respond to Technological Change. After a period of significant expansion in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations, the Company has consolidated its strategic focus on technological enhancements in existing geographic markets. The Company's future growth will depend, at least in part, upon its ability to enhance its current products, develop or acquire and market new products which keep pace with technological developments, evolving industry standards and legislative amendments, and respond to changes in customer needs. Inasmuch as there is significant competition for software development professionals with the skills and expertise necessary to perform services offered by the Company, there can be no assurance that the Company will be able to retain existing management, technical or sales personnel or that any such retention will not decrease revenue. Moreover, there can be no assurance that the Company will be successful in developing or acquiring product enhancements or new products to address changing technologies and customer requirements, or that its competitors will not develop products that are superior to the Company's products or achieve greater market acceptance than the Company's products. Failure by the Company to manage growth or respond to technological change or the development of superior products by its competitors could have a material adverse effect on the Company's business, financial condition and operating results.

         Potential Fluctuations of Operating Results; Future Operating Results Uncertainty. The Company's revenue and operating results are subject to fluctuations resulting from a variety of factors, including the effect of budgeting and purchasing practices of its customers, the length of customer evaluation processes for the Company's solutions, the timing of customer system conversions, announcements of new products by the Company or its competitors, and the Company's sales practices. In addition, since a significant portion of the Company's operating expenses is fixed, the Company may not be able to adjust or reduce spending in response to sales shortfalls or delays. Many of these factors are not within the Company's control. These factors can cause significant variations in operating results from quarter to quarter, which may also adversely affect and cause volatility in the market price of the Company's common stock. The Company believes that quarter to quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future quarterly performance.

         Dependence on Key Personnel. The Company's continued success will depend upon the availability and performance of its senior management team, particularly Paul E. Kana, Chairman and Chief Executive Officer, and James K. Hoofard, Jr., President and Chief Operating Officer, each of whom possess unique and extensive industry knowledge and experience. While the Company currently maintains key-man life insurance policies on Paul E. Kana and James K. Hoofard, Jr., the loss of either man could have a material adverse effect on the Company's business, financial condition and operating results.

         Proprietary Rights and Risks of Infringement. The Company regards certain features of its internal operations, software and documentation as confidential and proprietary, and relies on a combination of contract and trade secret laws and other measures to protect its proprietary intellectual property. Despite these precautions, it may be possible for unauthorized parties to copy the Company's software or reverse engineer or otherwise obtain and use information the Company regards as proprietary. The Company has no patents and, under existing copyright laws, has only limited protection. In addition, certain provisions of the license agreements entered into by the Company, including provisions against unauthorized use, transfer and disclosure, may be unenforceable under the laws of certain jurisdictions. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its technology or independent development by others of technologies that are substantially equivalent or superior to the Company's technology. Any such misappropriation or development could have a material adverse effect on the Company's business, financial condition and operating results. As the number of competitors providing similar products increases, overlapping methodologies used in such products will become more likely. Although the Company's methodology has never been the subject of an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertion of such claims will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms. Litigation, regardless of its outcome, could result in substantial cost to the Company and divert resources and management from the Company's operations. Any infringement claim or litigation against the Company could, have a material adverse effect on the Company's business, financial condition and operating results.

         Potential Product Liability and Risk of Software Defects. The Company markets to its customers complex, mission-critical applications. Any failure in a customer's system could result in a claim for damages, regardless of the Company's responsibility for such failure. The Company has never been involved in product liability litigation, and the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, there can be no assurance that the limitation of liability provisions contained in the Company's license agreements would be enforceable or would otherwise protect the Company from liability for damages. The Company currently carries general liability insurance protecting against product liability claims. There can be no assurance that such insurance will continue to be available, or available at a cost acceptable to Company, or that the policy's limits will be sufficient to satisfy any judgment or claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements could have a material adverse effect on the Company's business, financial condition and operating results. Furthermore, litigation, regardless of its outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations, which could have a material adverse effect on the Company's business, financial condition and operating results.

         Software products as complex as those developed by the Company may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Errors, bugs or viruses could result in loss or delay of market acceptance, a failure in a customer's system or complete loss of customer data. Although the Company has not experienced material adverse effects resulting from any such defects or errors to date, there can be no assurance that defects and errors will not be found after commencement of product shipments. Any such defects could have a material adverse effect upon the Company's business, financial condition and operating results.

         Dependence on Key Suppliers and Relationships. The Company purchases certain key components of its products from limited source suppliers. Establishing relationships with additional or replacement suppliers for any of the components used in the Company's products, if required, could involve significant additional costs. The inability of any of the Company's suppliers to provide functional components on a timely basis, or the inability of the Company to locate qualified alternative suppliers or coding programmers on acceptable terms, could have a material adverse effect on the Company's business, financial condition and operating results. The Company may also need to establish additional alliances and relationships in order to keep pace with evolutions in technology and enhance its service offerings, and there can be no assurance such additional alliances will be established.

         No Public Market; Potential Volatility of Stock Price; Risk of Low-Priced Stock. The Company's Common Stock has traded on the Exchange since March 25, 1998. The Company's Common Stock is thinly traded, and there can be no assurance that a more active trading market will develop or be sustained after this Offering. The market price of the shares of Common Stock has been highly volatile and may be significantly affected in the future by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, changes in financial estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

         While the Company's Common Stock is presently listed on the Exchange, the Company must meet certain financial maintenance criteria to continue to be listed on the Exchange. The Company does not currently meet these criteria, and there can be no assurance that the Company will meet the criteria in the foreseeable future. Failure to meet these maintenance criteria may result in the delisting of the Common Stock from the Exchange. If delisted, the Common Stock would be traded on the over-the-counter market, in which case shareholders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock. If the Company's Common Stock was delisted from the Exchange, and the trading price of the Common Stock were less than $5.00 per share, the Common Stock might be considered "penny stock" and trading in the Common Stock might be subject to the requirements of certain rules under the Securities Exchange Act of 1934. These rules could adversely affect the ability and willingness of broker-dealers to sell the Common Stock, which could reduce the liquidity of the Common Stock and have a material adverse effect on the trading market for the Common Stock.

         As of February 28, 1999, the Company has outstanding 6,743,902 shares of Common Stock, of which at least 2,252,325 shares are freely tradable. The remaining shares of Common Stock are subject to agreements with the certain underwriters under which such shares may not be offered, sold or otherwise disposed of for a period of one year after the commencement of the initial public offering on March 25, 1998 without the prior written consent of Cruttenden Roth Incorporated, but will thereafter be eligible for sale pursuant to Rule 144 of the Securities Act. Sales pursuant to Rule 144 or other exemptions from registration, or pursuant to registration rights, may have an adverse effect on the market price for the common stock and could impair the Company's ability to raise capital through a subsequent offering of its equity securities.

         No Cash Dividends. The Company intends to retain any future earnings for its business and does not anticipate paying any cash dividends in the foreseeable future.

         Effect of Certain Charter and Bylaw Provisions; Antitakeover Effects. Certain provisions of the Company's Articles of Incorporation, as amended (the "Restated Articles"), may deter or frustrate a takeover attempt of the Company that a shareholder might consider in his best interest. The Company's Restated Articles or Bylaws, among other things, provide that (i) any action required or permitted to be taken by the shareholders of the Company may be effected only at an annual or special meeting of shareholders, and not by written consent of the shareholders, (ii) the annual meeting of shareholders shall be held on such date and at such time fixed from time to time by the Board of Directors, provided that there shall be an annual meeting held every calendar year, (iii) any special meeting of the shareholders may be called only by the Chairman of the Board, President or upon the affirmative vote of at least a majority of the members of the Board of Directors, or upon the written demand of the holders of not less than 50% of the votes entitled to be cast at a special meeting, (iv) an advance notice procedure must be followed for nomination of directors and for other shareholder proposals to be considered at annual shareholders' meetings and (v) the Company's Board of Directors be divided into three classes, each of which serves for different two-year periods, and for which shareholders have no cumulative voting rights. In addition, the Company will be authorized to issue additional shares of Common Stock, up to 10 million shares of the Preferred Stock in one or more series, having terms fixed by the Board of Directors without shareholder approval, including voting, dividend or liquidation rights that could be greater than or senior to the rights of holders of Common Stock. Shareholders will have no preemptive rights with respect to any additional Common Stock or Preferred Stock. Issuance of additional shares of Common Stock or new shares of Preferred Stock could also be used as an anti-takeover device. Except as set forth herein, the Company has no current intentions or plans to issue additional Common Stock or issue additional Preferred Stock.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Submitted as a separate section of this Form10-K. See response to Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



         The Directors and Executive Officers of the Company as of February 28, 1999 are as follows:

NAME                     AGE     POSITION
--------               ------    ----------
Paul E. Kana             65      Chairman of the Board, Chief Executive Officer.

James K. Hoofard, Jr.    39      President, Chief Operations Officer

Sidney H. Cordier        54      Director

Brian R. Wilson          47      Director

G. Dean Booth            59      Director

R. Harris Turner         56      Director

Mike P. Brown            49      Executive Vice President

Kevin L. Figge           41      Vice President and Chief Financial Officer

John C. Thomas           52      Vice President - Sales and Marketing

Lisa D. Hargiss          38      Vice President - Long Term Client Care

Bobby C. Dow             39      Vice President - Development

Randy E. Sellers         36      Vice President - Implementation


Paul E. Kana has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since December 1994. From 1988 to 1994, Mr. Kana served as President, Chief Executive Officer and a member of the Board of Directors of Delaware-based MR Data Management, Inc., ("MR"), a wholly-owned subsidiary of MR Data Management Group PLC ("MR Data Management"), which engages in data transcription and document image-processing. In 1988, MR acquired Computer Microfilm Corporation ("CMC"), a publicly-held company founded by Mr. Kana in 1968. CMC engages in digital image processing, conversion of computer output to microfilm and CD-ROM, computer processing, high volume laser printing services and micro-publishing. He is a graduate of Columbia University of New York with a Bachelor of Science in Engineering.

James K. Hoofard, Jr. has served as a Director, President and Chief Operating Officer of CPS since December 1994. From 1991 to 1994, Mr. Hoofard served as Vice President of Marketing and Sales, and was responsible for the Property Tax Billing and Collection group. He joined the Company as a Programmer/Analyst in May 1982 and moved into the marketing and sales area in September 1987, focusing on developing the Florida market. From 1982 to 1987, he served as a Revenue Analyst, Software Product Manager, and as a Product Manager for the Florida Tax Manager product. Mr. Hoofard is a graduate of the University of Texas at Arlington with a Bachelor of Business Administration in Systems Analysis.

Sidney H. Cordier has served as a Director of the Company since December 1994. From January 1994 to present, Mr. Cordier has served as Chairman of the Board of Directors of Cedardata PLC, a publicly-held U.K. company listed on the London Stock Exchange, specializing in commercial and financial accounting systems software ("Cedardata"). From 1984 to 1993, Mr. Cordier was Chief Executive Officer of MR Data Management.

Brian R. Wilson has served as a Director of CPS since 1994. From 1993 to the present, Mr. Wilson has been a management consultant, advising companies on restructuring and serving as a manager of a private investment trust, and in May 1996, was appointed a director of Cedardata. From 1987 to 1993 Mr. Wilson served as Finance Director and a member of the Board of Directors of MR Data Management where his responsibilities included mergers and acquisitions, cash management, pensions, insurance, certain legal matters and investor relations. Prior to joining MR Data Management in 1987, Mr. Wilson was the chief financial officer for European Properties with the Pension Fund Property Unit Trust in the United Kingdom.

G. Dean Booth, Jr. has served as a Director and the Secretary of CPS since December 1994. Mr. Booth is a partner at the law firm of Schreeder, Wheeler & Flint, LLP of Atlanta, Georgia. Prior to joining Schreeder, Wheeler & Flint in March 1996, he was the founder and managing partner of Booth, Wade and Campbell from 1990. He currently serves as Honorary Chairman and Member of the Executive Council for the International Bar Association, Trustee and Secretary for the Institute for Political Economy, and Chairman of the Bar Council, United States District Court, Northern District of Georgia.

R. Harris Turner has served as a Director of the Company since May 1998. From 1984 to 1992, Mr. Turner was the President and Chief Executive Officer of Fidelity Title and Guaranty Company of Orlando, Florida. Since 1992, Mr. Turner has been an independent investor. Mr. Turner has a Bachelor of Arts in Economics and Business from the University of the South in Chattanooga, Tennessee. Mr. Turner has a Juris Doctor from the University of Tennessee School of Law in Knoxville, Tennessee. He presently resides in Longwood, Florida.

Michael P. Brown has served as Executive Vice President since June 1998. From October 1996 to May 1998, Mr. Brown was responsible for product development. From June 1995 to October 1996, Mr. Brown was responsible for the Property Tax Appraisal and Assessment. He served as Vice President of Special Projects from 1993 to 1995 with responsibility for the development of Property Tax Billing and Collection. Prior thereto Mr. Brown was the Vice President of the City and Municipal group primarily in Florida. Mr. Brown joined CPS in November 1980. He is a graduate of Louisiana Tech University with a Bachelor of Science degree in Computer Science.

Kevin L. Figge has served as Chief Financial Officer since October 1997. Mr. Figge's responsibilities since December 1994 have been encompassed within the Administrative Services group which is comprised of the Accounting and Finance Department, as well as the Personnel and Corporate Services Department. He joined the Company in July 1992 as Controller and was made an officer of the Company in December 1994. Prior to joining CPS, Mr. Figge served as Controller of Aarberg Printing Inks, Inc. and was an Accounting Manager with the Army and Air Force Exchange Service. Mr. Figge graduated with a Bachelor of Science degree in Business Administration from the University of Maryland and also obtained a Bachelor of Science degree in Accounting from the same university. Mr. Figge is a certified public accountant.

John C. Thomas has served as Vice President of Sales and Marketing January 1998. Mr. Thomas was previously employed by Clearwater, Kb Systems, Inc., a developer of property tax appraisal assessment software ("Kb Systems"), where he served in various corporate management and marketing positions, focusing on the areas of administration, CAMA and Property Tax Billing and Collection software. Prior to joining Kb Systems in 1989, Mr. Thomas authored the Thomas Sales Prospecting and Territory Management Directory, which was published by the American Management Association. Prior thereto, he served as Vice President of Sales of Citicorp Information Services, a division of Citibank, N.A. and as Regional Sales Manager of Interactive Data Corporation, a wholly-owned subsidiary of Chase Manhattan Corporation. Mr. Thomas earned a Bachelor of Science degree in Industrial Management from Wayne State University.

Lisa D. Hargiss has served as Vice President of Long Term Client Care since January 1998. She joined the Company in August 1987 as a Client Support Representative, becoming an integral part of the design team for the Florida Property Tax Billing and Collection product and the Computer Assisted Mass Appraisal product. Ms. Hargiss obtained a Bachelor of Science degree in Computer Science from Texas A&M University at Commerce.

Bobby C. Dow has served as Vice President of Product Development since January 1998. Mr. Dow was responsible for the Municipal group for one year prior to joining the Product Development group. Mr. Dow, who joined the Company in 1983 as a programmer/analyst, has been part of the original development team that designed and produced the City group product 1and has also devoted considerable developmental efforts to the Tax Collection product. Mr. Dow is a graduate of Southeastern Oklahoma State University with a Bachelor of Science degree in Computer Science.

Randy A. Sellers has served as Vice President of Implementation since January 1998. Prior to joining CPS in March 1994, Mr. Sellers served two years as MIS director and four years in technical support with DacEasy, Inc., a provider of accounting software. Mr. Sellers received a Bachelor of Science degree in Management Science and Computer Systems from Oklahoma State University.

The Company's Board of Directors is divided into three classes, with two classes composed of two directors and one class with one director. The classes serve staggered two-year terms. G. Dean Booth, Jr.'s and Harris Turner's terms as Director shall expire as of the 1998 annual meeting, Brian P. Wilson's and Sidney H. Cordier's terms shall expire as of the 1999 annual meeting, and James
K. Hoofard, Jr.'s and Paul E. Kana's terms shall expire at the 2000 annual meeting. The Company's executive officers are appointed by and serve at the discretion of the Board of Directors. No family relationships exists between any directors or executive officers of CPS.

Committees Of The Board Of Directors

         The Board maintains an Audit Committee and Compensation Committee. The Audit Committee is responsible for reviewing the results and scope of audits and other services provided by the Company's independent auditors. The Audit Committee is comprised of Messrs. Booth, Turner and Wilson. The Compensation
Committee is comprised of Messrs. Booth, Cordier and Kana. The Compensation Committee makes recommendations concerning the salaries and incentive compensation of employees and consultants to the Company, and will oversee and administer the Company's stock option plans.


ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company to its Chief Executive Officer and the four next most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for services rendered during the fiscal year ended December 31, 1998, with comparative 1997 compensation figures.

Summary Compensation Table
---------------------------

NAME AND POSITION                     FISCAL YEAR       SALARY              BONUS(1)          OTHER COMPENSATION
--------------------------------- --- -------------- -- ---------------- -- ------------- --- ------------------------
James K. Hoofard,Jr.
   President and Chief                12/31/98          $150,000            $   0                $   7,380 (2)
   Operating Officer                  12/31/97          $125,000            $   0                $   1,500

--------------------------------- --- -------------- -- ---------------- -- ------------- --- ------------------------
--------------------------------- --- -------------- -- ---------------- -- ------------- --- ------------------------
Paul E. Kana
   Chairman and Chief                 12/31/98          $110,000            $   0                $   3,031 (3)
   Executive Officer                  12/31/97          $110,000            $   0                $       0

--------------------------------- --- -------------- -- ---------------- -- ------------- --- ------------------------
--------------------------------- --- -------------- -- ---------------- -- ------------- --- ------------------------
Mike P. Brown
   Executive Vice                     12/31/98          $110,327            $  23,749            $       0
   President                          12/31/97          $  84,000           $   7,625            $       0

--------------------------------- --- -------------- -- ---------------- -- ------------- --- ------------------------
--------------------------------- --- -------------- -- ---------------- -- ------------- --- ------------------------
John C. Thomas                                                              $  43,712
   Vice President                     12/31/98          $  84,000           $   7,000            $     454 (4)
   Sales and Marketing                12/31/97          $  52,823(5)                             $       0
--------------------------------- --- -------------- -- ---------------- -- ------------- --- ------------------------
--------------------------------- --- -------------- -- ---------------- -- ------------- --- ------------------------
Bobby C. Dow
   Vice President                     12/31/98          $  89,773           $  18,833            $     792 (4)
   Development                        12/31/97          $  72,000           $  15,000            $       0
--------------------------------- --- -------------- -- ---------------- -- ------------- --- ------------------------

(1) The Company has adopted bonus programs for employees, including executive officers, whereby bonus payments are made based on achievement of individual performance and consolidated corporate operating results. Business unit performance also will be a factor in determining compensation awards with respect to key employees who are not executive officers. The specified qualitative and quantitative criteria employed by the Board of Directors of the Company in determining bonus awards will vary for each individual and from year to year.

(2)      Mr. Hoofard's other compensation in 1998 consisted of personal use of a
company   vehicle   ($2,000),   401k  matching   contribution   ($1,125),   free
medical/dental and disability coverage ($4,255).

(3) Mr. Kana's other compensation in 1998 consisted of 410k matching contribution of ($1,402) and free medical and dental coverage($1,989).

(4)      Matching 401(k) contribution.

(5)      Mr. Thomas's employment with CPS Systems, Inc. began on May 15, 1997.

Stock Options Granted in 1998
-----------------------------

The following table sets forth certain information concerning grants of options made during the fiscal 1998 to the Named Executive Officers.

                                               PERCENTAGE                                      POTENTIAL REALIZABLE
                             NUMBER OF          OF TOTAL                                         VALUE AT ASSUMED
                             SECURITIES        OPTIONS/SAR       EXERCISE                      ANNUAL RATES OF STOCK
                             UNDERLYING        GRANTED TO         OR BASE       EXPIRA-         PRICE APPRECIATION
                            OPTIONS/SARS      EMPLOYEES IN         PRICE         TION           FOR OPTION TERM (1)
          NAME              GRANTED (#)           1998          ($/SH) (2)       DATE          ---------------------
                                                                                                   5%($) 10%($)
------------------------- ----------------- ------------------ -------------- ------------ ---------------- -------------
James K. Hoofard,Jr.      115,000            21.0%             $4.00          03/25/08     $ 289,800        $ 733,125
------------------------- ----------------- ------------------ -------------- ------------ ---------------- -------------
                           50,000             9.1%              4.00          03/25/08     $ 126,000        $ 318,750
Paul E. Kana              (50,000) (3)       (9.1)%             4.00          11/23/08     $(126,000)       $(318,750)
------------------------- ----------------- ------------------ -------------- ------------ ---------------- -------------
                           17,500             3.2%              4.00          03/25/08     $   44,100       $ 111,562
Mike P. Brown              50,000             9.1%              0.938         12/12/08     $ 126,000        $ 318,750
------------------------- ----------------- ------------------ -------------- ------------ ---------------- -------------
                           10,000             1.8%              4.00          03/25/08     $   25,200       $   63,750
John C. Thomas             30,000             5.5%              0.938         12/12/08     $   75,600       $ 191,250
------------------------- ----------------- ------------------ -------------- ------------ ---------------- -------------
                           17,500             3.2 %             4.00          03/25/08     $   44,100       $ 111,562
Bobby C. Dow               30,000             5.5%              0.938         12/12/08     $   75,600       $ 191,250
------------------------- ----------------- ------------------ -------------- ------------ ---------------- -------------

(1) The dollar amounts set forth in these columns are the result of calculations at the five percent and ten percent rates set by the SEC, and therefore are not intended to forecast possible future appreciation, if any, of the market price of Common Stock.

(2)      Fair market value as of the date of grant.

(3) Mr. Paul Kana on November 23, 1998 disclaimed options for no consideration.

Aggregate Stock Option Exercises and Year-End Option Value Table

         The following table sets forth certain information concerning option exercises in fiscal 1998, the number of stock options held by the Named Executive Officers as of December 31, 1998 and the value of (based on the fair market value of a share as of fiscal year end) of in-the-money options outstanding as of such date.

                                                            NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                            NUMBER OF                         OPTIONS/SARS HELD            IN-THE-MONEY OPTION/
                              SHARES                         AT FISCAL YEAR END               SARS AT FISCAL
                             ACQUIRED        VALUE                   (#)                       YEAR END (1)
                           ON EXERCISE      REALIZED          -----------------           ---------------------
          NAME                 (#)            ($)       EXERCISED   UNEXERCISED        EXERCISED   UNEXERCISED

------------------------- --------------- ------------- ---------------- ------------- --------------- -------------
James K. Hoofard,Jr.           0             0                0          115,000            $ 0             $ 0
------------------------- --------------- ------------- ---------------- ------------- --------------- -------------
Paul E. Kana                   0             0                0                0            $ 0             $ 0
------------------------- --------------- ------------- ---------------- ------------- --------------- -------------
Mike P. Brown                  0             0                0           67,500            $ 0             $ 0
------------------------- --------------- ------------- ---------------- ------------- --------------- -------------
John C. Thomas                 0             0                0           40,000            $ 0             $ 0
------------------------- --------------- ------------- ---------------- ------------- --------------- -------------
Bobby C. Dow                   0             0                0           47,500            $ 0             $ 0
------------------------- --------------- ------------- ---------------- ------------- --------------- -------------

(1) The closing sale price for the Company's Common Stock as reported by the American Stock Exchange on December 31, 1998 was $0.8125. Values were calculated by multiplying the difference between option price and $0.8125 by the number of shares of Common Stock underlying the option.

Compensation of Directors
--------------------------

         All directors are reimbursed for their usual and customary expenses incurred in attending all Board and committee meetings. CPS currently pays directors who are not also employees (Messrs. Cordier, Wilson, Booth and Turner) $650 per day of service as it relates to attending such meetings. Directors who are also employees of the Company receive no remuneration for serving as directors.

Employment Agreements and Change in Control Agreements
------------------------------------------------------

         Effective January 1, 1998, the Company entered into a two-year employment agreement with James K. Hoofard, Jr., the Company's President and Chief Operations Officer, and Paul E. Kana, the Company's Chairman of the Board and Chief Executive Officer. These agreements with Mr. Hoofard and Mr. Kana provided for base salaries of $150,000 and $110,000, respectively, subject to review at the end of each fiscal year consistent with the standard practices of the Company. Unless terminated by the Executive or Company prior to January 01, 2000, this agreement shall automatically renew for a two-year period. In addition the executives shall be entitled to participate in or receive health, welfare, life insurance, long-term disability insurance, at no expense to the executives. The agreement also provides upon termination due to death, cause or voluntary, the Company shall pay the executive his base salary payable and any accrued bonus payable through the date of termination. If the executive employment is terminated by reason of disability, then the executive will receive his base salary payable and any accrued bonus payable up to the date of termination and for 180 days thereafter. If the company terminates the executive `s employment without cause or if the executive shall terminate for "Good Cause", then the Company shall pay the executive his then current base salary at the date of termination for a period of two years from the date of termination.

         Effective June 1, 1998, the Company entered into an agreement with Michael P. Brown, Executive Vice President. This agreement provided for a base salary of $110,000 until termination of the agreement effective December 31, 1998. It was agreed and understood that while Mr. Brown maintains his permanent residence in Claremore, Oklahoma, he would conduct his duties as Executive Vice President in the Dallas office as if he were a full time residence of the Dallas area. Upon his stays in Dallas the company will provide a corporate apartment and vehicle at the company expense. In addition Mr. Brown will receive a bonus plan for the 1998 fiscal year that equates to .75% of booked Company's Initial License Fee (ILF) revenue, payable on the month end following the accounting close of the quarter in which the ILF was booked. The agreement also stated that the bonus plan will be for fiscal year 1998, any bonus plan for 1999 and beyond will be based off of company performance on a net income model.

Employee Equity Plans

         1997 Equity Participation Plan. The Company has established an equity participation plan (the "1997 Equity Participation Plan") to enable executive officers, other key employees, independent directors and consultants of CPS to participate in the ownership of the Company. The 1997 Equity Participation Plan is designed to attract and retain executive officers, other key employees, independent directors and consultants of the Company and to provide incentives to such persons to maximize the Company's performance. The 1997 Equity Participation Plan provides for the award to executive officers, other key employees, independent directors and consultants of the Company of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards and provides for the grant to executive officers, other key employees, independent directors and consultants of nonqualified stock options. Awards under the 1997 Equity Participation Plan may provide participants with rights to acquire shares of Common Stock.

         The 1997 Equity Participation Plan is administered by the Compensation Committee, which is authorized to select from among the eligible participants the individuals to whom options, restricted stock purchase rights and performance awards are to be granted and to determine the number of shares to be subject thereto and the terms and conditions thereof. The members of the Compensation Committee who are not affiliated with the Company will select from among the eligible participants the individuals to whom nonqualified stock options are to be granted, except as set forth below, and will determine the number of shares to be subject thereto and the terms and conditions thereof. The Compensation Committee is also authorized to adopt, amend and rescind rules relating to the administration of the 1997 Equity Participation Plan.

         Nonqualified  stock  options  will  provide  for the right to  purchase
Common Stock at a specified price which may be less than fair market value on the date of grant (but not less than par value), and usually will become exercisable in installments after the grant date. Nonqualified stock options may be granted for any reasonable term.

         Incentive stock options will be designed to comply with the provisions of the Code and will be subject to restrictions contained in the Code, including exercise prices equal to at least 100% of fair market value of Common Stock on the grant date and a ten year restriction on their term, but may be subsequently modified to disqualify them from treatment as an incentive stock option.

         Restricted stock may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Compensation Committee. Restricted stock, typically, may be repurchased by the Company at the original purchase price if the conditions or restrictions are not met. In general, restricted stock may not be sold, or otherwise transferred or hypothecated, until restrictions are removed or expire. Purchasers of restricted stock, unlike recipients of options, will have voting rights and will receive dividends prior to the time when the restrictions lapse.

         Performance awards may be granted by the Compensation Committee on an individual or group basis. Generally, these awards will be based upon specific agreements and may be paid in cash or in Common Stock or in a combination of cash and Common Stock. Performance awards may provide for payments based upon increases in the price of the Common Stock over a predetermined period. Performance awards may also include bonuses which may be granted by the Compensation Committee on an individual or group basis and which may be payable in cash or in Common Stock or in a combination of cash and Common Stock.

         There are 600,000 shares of Common Stock reserved for issuance pursuant to the 1997 Equity Participation Plan, of which options to purchase 556,600 shares have been granted to certain directors, officers and employees as of February 28, 1999.

         Employee Stock Purchase Plan. The Company has established the CPS Systems, Inc. Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") to assist employees of the Company in acquiring a stock ownership interest in CPS and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan permits employees to purchase shares of Common Stock through payroll deductions at a price equal to 85% of fair market value. A total of 100,000 shares of Common Stock are reserved for issuance pursuant to the Employee Stock Purchase Plan. Each employee is limited to purchasing Common Stock having an aggregate market value of $25,000 in any calendar year. As of February 28, 1999 employees have purchased 11,400 shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of February 28, 1999, certain information regarding the beneficial ownership of the Company's Common Stock by
(i) each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director; (iii) each executive officer named in the Summary Compensation Table; and (iv) all current executive officers and directors as a group.

                                               SHARES              PERCENTAGE OF
NAME AND ADDRESS OF                            BENEFICIALLY        OUTSTANDING
BENEFICIAL OWNER (1)(2)                        OWNED (3)           SHARES OWNED
Sidney H. Cordier
Weybourne, 10 Wray Park Rd.
Reigate Surrey RH2 ODD U.K.                    1,053,742            15.63%

Brian R. Wilson
Drymen House, Horn Lane
East Hendren, Near Wantage
Oxon OX128LD U.K.                              1,053,742            15.63%

Paul E. Kana                                   1,072,007            15.90%

Hanifen  Imhoff  Mezzanine Fund
1125 17th Street
Suite 1600
Denver, CO  80202                              661,247              9.81%

Bricoleur Capital Management, LLC
8910 University Center Lane, Suite 570
San Diego, Ca  92122                           512,500              7.60%

James K. Hoofard, Jr.                          233,465(4)           3.46%

G. Dean Booth
127 Peachtree Street, N.E.
Atlanta, Georgia 30303                         224,977              3.33%

R. Harris Turner
129 Laurel Oak Dr
Longwood, FL  32779                            1,000                *

Michael P. Brown                               0                    *

Bobby C. Dow                                   1,659(5)             *

John C. Thomas                                 2,200                *

All executives  officers and directors as
a group (12 persons)                           3,643,392            54.02%


----------------------------------

* Less than one percent

(1) Except as otherwise noted, and subject to community property laws where applicable, each person named in the table has sole voting and investment power with respect to all securities owned by such person.


(2) Unless otherwise noted, the address of each person or entity listed is CPS Systems, Inc., 3400 Carlisle, Suite 500, Dallas, TX 75204.

(3) A person is deemed to be the beneficial owner of securities that can be acquired by such person with 60 days from the date hereof either from the exercise of options or from the conversion of a security.

(4) This figure includes 48,316 shares transferred into a trust fund for Mr. Hoofard's children.

(5) This figure contains 904 shares purchased by Mr. Dow's wife through the Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         G. Dean Booth, Jr., a director of the Company, is a partner in the law firm of Schreeder, Wheeler & Flint, LLP of Atlanta, Georgia. Schreeder, Wheeler & Flint, LLP has acted as counsel to the Company in connection with various litigation and securities matters. During the years ended December 31, 1997 and December 31, 1998, the firm (Schreeder, Wheeler & Flint, LLP) invoiced the Company a total of $161,915 and $681,199, respectively, in legal fees.

         In May 1997, the Company's shareholders formed Thor Concepts, Inc., a Georgia corporation ("Thor"), for the sole purpose of acquiring CDP Systems, Inc., a Florida corporation ("CDP"), for nominal consideration. In addition, the Company's shareholders advanced approximately $123,000 to CDP to cover CDP expenses (the "CDP Loans"). Effective July 1997, the Company purchased the shares of CDP from Thor in exchange for nominal consideration and assumption of the CDP Loans. As of October 31, 1997, there was approximately $128,000 in principal and accrued interest outstanding under the CDP Loans. On April 08, 1998 the CDP loans were paid off with proceeds from the IPO.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A) 1. FINANCIAL STATEMENTS THE FOLLOWING FINANCIAL STATEMENTS ARE FILED AS A PART OF THIS REPORT:

Report of Independent Certified Public Accountants ..........................F-1

Consolidated Financial Statements:

         Consolidated Balance Sheet as of December 31, 1998 and 1997 ........F-2

         ConsolidatedStatements of Operations for the year ended
         December 31, 1998, 1997 and 1996 ...................................F-4

         Consolidated Statements of  Stockholders'  (Deficit)  Equity for the
         year ended December 31, 1998, 1997 and 1996 ........................F-5

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996 ...................................F-6

         Notes to Consolidated  Financial Statements ........................F-8


(A)      2. FINANCIAL STATEMENT SCHEDULES

         All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.


(B)      REPORTS ON FORM 8-K

         There were no Form 8-K filings for the year ended December 31, 1998.

C)       EXHIBIT INDEX

NO.      DESCRIPTION
3.1      Restated Articles of Incorporation and all amendments thereto *
3.2      Bylaws *
4.1      Form of Common Stock Certificate *
4.2 See Exhibits 3.1 and 3.2 for provisions in the Certificate of Incorporation and Amended and Restated Bylaws of the Company defining the rights of the holders of Common Stock *
10.1     401(k) Retirement Plan *
10.2     1997 Equity Participation Plan *
10.3     CPS Systems, Inc.  Employee Stock Purchase Plan *
10.4 Standard Office Building Lease Agreement between CMD Realty Investment Fund II, L.P. and CPS Systems,
         Inc., dated March 8, 1998.
10.5 Standard Office Building Lease Agreement between Aetna Life Insurance Company and CPS Business Systems, Inc., dated February 13, 1990, as amended by Amendment No. 1 between Dallas Metro Real Estate Fund I,
         Aetna Life Insurance Company and CPS Systems, Inc. dated January 31, 1995 *
10.6 Term Loan Agreement dated as of December 29, 1994 between CPS Acquisition Corp. and Greyhound Financial Corporation *
10.7     Term Loan Promissory Note dated December 29, 1994 in the amount of $1,500,000 *
10.8 Guaranty and Subordination Agreement (Term Loan) dated December 29, 1994 between CPS Systems, Inc. and
         Greyhound Financial Corporation *
10.9 Form of Stock Pledge and Security Agreement (with Irrevocable Proxy) dated December 29, 1994 between each of the Company's Shareholders and Greyhound Financial Corporation *
10.10 Assignment of contract dated December 29, 1994 between CPS Acquisition Corp, and Greyhound Financial
         Corporation *
10.11 Stock Pledge and Security Agreement (with Irrevocable Proxy) dated December 29, 1994 between CPS
         Acquisition Corp. and Greyhound Financial Corporation *
10.12 Assumption Agreement dated December 29, 1994 between CPS Systems, Inc. and Greyhound Financial
         Corporation *
10.13 Revolver Loan and Security Agreement dated December 29, 1994 between CPS Systems, Inc. and Greyhound
         Financial Corporation *
10.14 Revolver Loan Promissory Note dated December 29, 1994 in the amount of $1,000,000 *
10.15 Assignment of Contracts, Intangibles, Licenses and Permits dated December 29, 1994 between CPS Systems, Inc. and Greyhound Financial Corporation *
10.16 Guaranty and Subordination Agreement (Revolver Loan) dated December 29, 1994 by CPS Acquisition Corp. in favor of Greyhound Financial Corporation *
10.17 Subordination and Intercreditor Agreement dated December 29, 1994 among Greyhound Financial Corporation,
         Hanifen Imhoff Mezzanine Fund, L.P., CPS Acquisition Corp,. and
         CPS Systems, Inc. *
10.18 CPS Acquisition Corp. and CPS Systems, Inc. Note Agreement dated as of December 29, 1994 for $2,100,000
         12% Senior Subordinated Secured Note Due December 31, 2000 *
10.19    Security Agreement (general) dated December 29, 1994 between
         CPS Systems, Inc. and Hanifen Imhoff
         Mezzanine Fund, L.P. *
10.20 Security Agreement (Stock) dated December 29, 1994 from Paul E. Kana to and for the benefit of Hanifen
         Imhoff Mezzanine Fund, L.P. *
10.21 Agreement for Ongoing Maintenance & Enhancement of Software Products entered between CPS Systems, Inc.
         and Majesco Software, Inc. dated January 1997 *
10.22 Value Added Reseller Agreement by and between CPS Systems, Inc. and NCR Corporation dated June 13, 1996 * 10.23 Industry Remarketer Affiliate Document of Understanding by and between IBM Corporation and CPS Systems,
         Inc. dated September 12, 1996 *
10.24    Form of Lock-Up Agreement *
10.25    Employment Agreement for James K. Hoofard *
10.26    Employment Agreement for Paul E. Kana *
21.1     List of Subsidiaries *
27.1     Financial Data Schedules
--------------------------------------------------------------------------------
* Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission (Reg. No. 333-39173) effective March 25, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CPS SYSTEMS, INC.



                                            By: /s/ PAUL E. KANA
                                            ------------------------------
                                            Paul E. Kana
                                            Chief Executive Officer
                                           [Principal Executive Officer]

     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                                 Date
-------------------                                 ----


/s/ PAUL E. KANA                                    April 14, 1999
----------------
Paul E. Kana
Chairman of the Board, Chief Executive
Officer, Secretary and Director (Principal
Executive Officer)


/s/ KEVIN L. FIGGE                                  April 14, 1999
------------------
Kevin L. Figge
Chief Financial Officer
(Principal Financial and
Accounting Officer)


/s/ JAMES K. HOOFARD, JR.                           April 14, 1999
-------------------------
James K. Hoofard, Jr.
Chief Operating Officer and Director


/s/ G. DEAN BOOTH, JR.                              April 14, 1999
----------------------
G. Dean Booth, Jr.
Director


/s/ SIDNEY H. CORDIER                               April 14, 1999
---------------------
Sidney H. Cordier
Director


/s/ BRIAN R. WILSON                                 April 14, 1999
-------------------
Brian R. Wilson
Director


/s/ R. HARRIS TURNER                                April 14, 1999
--------------------
R. Harris Turner
Director

               Report of Independent Certified Public Accountants




To the Board of Directors
CPS Systems, Inc.


We have audited the accompanying consolidated balance sheet of CPS Systems, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPS Systems, Inc. and Subsidiary as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




/s/ GRANT THORNTON LLP

Dallas, Texas
February 26, 1999, except for Note M as to which the date is March 30, 1999

                        CPS Systems, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEET

                                  December 31,



                                                                1998          1997
                                                               ------        ------
                    ASSETS

CURRENT ASSETS
    Cash ..............................................   $   296,286   $   327,375
    Accounts receivable, less allowance for doubtful
       accounts of $107,468 in 1998 and $62,000 in 1997     2,851,613     1,719,246
    Deferred income taxes .............................       907,017       160,000
    Inventories .......................................       201,355       160,582
    Refundable income taxes ...........................       266,669        74,673
    Prepaid expenses and other current assets .........       564,125       134,321
    Deferred offering costs ...........................          --         366,515
                                                          -----------   -----------

                  Total current assets ................     5,087,065     2,942,712

PROPERTY AND EQUIPMENT ................................       790,327       536,163

SOFTWARE DEVELOPMENT COSTS ............................     4,167,187       937,847

OTHER ASSETS
    Costs in excess of net assets acquired ............     1,622,841     1,904,592
    Debt issue costs ..................................        78,505       160,132
    Other assets ......................................        29,285        17,948
                                                          -----------   -----------
                                                            1,730,631     2,082,672
                                                          -----------   -----------

                                                          $11,775,210   $ 6,499,394
                                                          ===========   ===========




        The accompanying notes are an integral part of these statements.

                        CPS Systems, Inc. and Subsidiary

                     CONSOLIDATED BALANCE SHEET - CONTINUED

                                December 31, 1997

                                                                  1998            1997
                                                             ------------    ------------
                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long term debt ....................   $  1,050,000    $    730,736
    Accounts payable .....................................      1,065,507         683,107
    Other accrued expenses ...............................        436,593         485,592
    Unearned revenue, current portion ....................      4,013,380       1,532,611
                                                             ------------    ------------

                  Total current liabilities ..............      6,565,480       3,432,046

OTHER LIABILITIES
    Long-term debt .......................................      1,023,420       2,014,000
    Deferred income taxes ................................           --           317,000
    Notes payable - shareholders .........................           --           122,996
    Unearned revenue .....................................         13,600          47,325
    Other liabilities ....................................           --            47,025
                                                             ------------    ------------
                                                                1,037,020       2,548,346
                                                             ------------    ------------

                  Total liabilities ......................      7,602,500       5,980,392

PUT WARRANTS .............................................           --           241,746

COMMITMENTS AND CONTINGENCIES ............................           --              --

SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value; authorized 10,000,000
       shares, none issued and outstanding ...............           --              --
    Common stock, $.01 par value, 50,000,000 shares
       authorized; 6,734,928 shares issued in 1998 and
       3,904,736 shares issued in 1997 ...................         67,350          39,047
    Additional paid-in capital ...........................      6,805,107         960,953
    Accumulated deficit ..................................     (2,699,747)       (722,744)
                                                             ------------    ------------

                  Total shareholders' equity .............      4,172,710         277,256
                                                             ------------    ------------

                                                             $ 11,775,210    $  6,499,394
                                                             ============    ============

        The accompanying notes are an integral part of these statements.

                        CPS Systems, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,


                                                         1998            1997            1996
                                                    ------------    ------------    ------------
Revenue
    License fees ................................   $  1,166,770    $  2,178,237    $  1,634,835
    Recurring maintenance and service fees ......      4,196,067       3,909,869       3,851,308
    Product sales ...............................      2,534,235       3,420,413       2,052,148
    Other service fees ..........................      1,191,787         969,043         824,486
                                                    ------------    ------------    ------------
                                                       9,088,859      10,477,562       8,362,777

Cost of revenue
    Product sales ...............................      1,985,949       2,528,823       1,464,664
    Software ....................................      1,074,557         575,815         390,830
    Distribution ................................         22,823          67,186          11,115
                                                    ------------    ------------    ------------
                                                       3,083,329       3,171,824       1,866,609
                                                    ------------    ------------    ------------

                  Gross profit ..................      6,005,530       7,305,738       6,496,168

Operating expenses
    Support and customer service ................      4,147,270       3,277,581       2,743,217
    Selling .....................................      2,116,255         965,996         771,470
    Research and development ....................        298,935       1,508,026         866,366
    General and administrative ..................      1,914,431       1,048,181       1,030,277
    Amortization of goodwill and
       non-compete agreements ...................        281,751         358,266         346,586
                                                    ------------    ------------    ------------
                                                       8,758,642       7,158,050       5,757,916
                                                    ------------    ------------    ------------

                  Earnings (loss) from operations     (2,753,112)        147,688         738,252

Interest expense ................................        326,591         419,219         819,125
                                                    ------------    ------------    ------------

                  Loss before income taxes ......     (3,079,703)       (271,531)        (80,873)

Income tax expense (benefit) ....................     (1,102,700)        (25,000)        165,200
                                                    ------------    ------------    ------------

                  NET LOSS ......................   $ (1,977,003)   $   (246,531)   $   (246,073)
                                                    ============    ============    ============

Basic net loss per common share .................   $      (0.32)   $       (.06)   $       (.06)
                                                    ============    ============    ============

Diluted net loss per common share ...............   $      (0.32)   $       (.07)   $       (.06)
                                                    ============    ============    ============

         The accompanying notes are an integral part of this statement.

                        CPS Systems, Inc. and Subsidiary

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                 Common stock         Additional
                                           Number          Par        paid-in      Accumulated
                                         of shares        value       capital        deficit         Total
                                         ---------        -----       -------        -------         -----
Balance, December 31, 1995 .........     3,904,736   $    39,047   $   960,953   $  (230,140)   $   769,860

Net loss for the year ..............          --            --            --        (246,073)      (246,073)
                                       -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1996 .........     3,904,736        39,047       960,953      (476,213)       523,787

Net loss for the year ..............          --            --            --        (246,531)      (246,531)
                                       -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1997 .........     3,904,736        39,047       960,953      (722,744)       277,256

Warrant conversion .................       927,766         9,278       227,045          --          236,323

Issuance of common stock,
   net of offering costs of
   $984,055                              1,902,426        19,025     5,617,109          --        5,636,134

Net loss for the year ..............          --            --            --      (1,977,003)    (1,977,003)
                                       -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1998 .........     6,734,928   $    67,350   $ 6,805,107   $(2,699,747)   $ 4,172,710
                                       ===========   ===========   ===========   ===========    ===========

         The accompanying notes are an integral part of this statement.

                        CPS Systems, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                                                   1998           1997           1996
                                                              ------------   -----------    ------------
Cash flows from operating activities
    Net loss ..............................................   $(1,977,003)   $  (246,531)   $  (246,073)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities
          Deferred income tax (benefit) expense ...........    (1,064,017)        19,000        (16,000)
          Depreciation and amortization ...................       784,878        753,085        702,318
          Adjustment to put warrants ......................        (5,423)       (83,055)       271,632
          Other ...........................................         2,573           --              820
          Change in assets and liabilities, net
              of business acquired:
                  Accounts receivable .....................    (1,132,367)      (180,560)      (612,648)
                  Refundable income taxes .................      (191,996)       (74,673)       118,134
                  Inventories .............................       (40,773)       (44,406)       (58,552)
                  Prepaid expenses and other current assets      (429,804)       (30,136)         9,480
                  Other assets ............................       (11,337)         3,000            963
                  Accounts payable ........................       382,400        152,940         70,476
                  Accrued expenses ........................       (48,999)        36,810        116,488
                  Unearned revenue ........................     2,447,044        448,977         (8,210)
                  Income taxes payable ....................          --         (176,904)       176,904
                  Other liabilities .......................       (47,025)        (7,685)        27,354
                                                              -----------    -----------    -----------

                  Net cash provided by (used in) operating
                      activities ..........................    (1,331,849)       569,862        553,086

Cash flows from investing activities:
    Purchase of property and equipment ....................      (485,236)      (260,823)      (209,450)
    Software development costs ............................    (3,362,921)      (280,548)       (41,016)
    Cash acquired in CDP acquisition ......................          --            3,547           --
    Proceeds from sale of property and equipment ..........          --             --            1,299
                                                              -----------    -----------    -----------

                  Net cash used in investing activities ...    (3,848,157)      (537,824)      (249,167)

         The accompanying notes are an integral part of this statement.

                        CPS Systems, Inc. and Subsidiary

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                            Years ended December 31,



                                                       1998           1997           1996
                                                   ------------   -----------    ------------
Cash flows from financing activities:
    Principal payments on long-term debt .......   $  (730,736)   $  (296,309)   $  (262,644)
    Proceeds from notes payable - shareholders .          --          122,996           --
    Offering costs paid ........................          --         (123,048)          --
    Other receivable ...........................          --             --          165,000
    Payments on note payable to shareholders ...      (122,996)          --             --
    Net proceeds from issuance of common stock .     6,002,649           --             --
                                                   -----------    -----------    -----------

                  Net cash provided by (used in)
                      financing activities .....     5,148,917       (296,361)       (97,644)
                                                   -----------    -----------    -----------

Net increase (decrease) in cash ................       (31,089)      (264,323)       206,275

Cash at beginning of period ....................       327,375        591,698        385,423
                                                   -----------    -----------    -----------

Cash at end of period ..........................   $   296,286    $   327,375    $   591,698
                                                   ===========    ===========    ===========

Supplementary cash flow disclosure:
    Interest paid ..............................   $   362,000    $   393,000    $   432,048
    Income taxes (refunded) paid, net ..........   $   170,940    $   208,000    $  (113,839)

         The accompanying notes are an integral part of this statement.

                        CPS Systems, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE A - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business
    --------

    CPS Systems, Inc. and its wholly-owned Subsidiary, CDP Systems, Inc. (the Company), engage primarily in developing, marketing, licensing and supporting proprietary software and selling hardware and related products to appraisal/assessment districts, tax collection agencies, municipalities and law enforcement agencies located primarily in California, Texas, Oklahoma and Florida.

    Principles of Consolidation
    ---------------------------

    The consolidated financial statements include the accounts of CPS Systems, Inc. and its wholly-owned subsidiary, CDP Systems, Inc. All significant intercompany transactions and balances have been eliminated.

    Revenue Recognition
    -------------------

    The Company licenses its software products. Revenue from software license fees is recognized when an agreement has been executed, software has been delivered and installed, all significant contractual obligations have been met and collection of the related receivable is probable. Post contract customer support revenue, consisting of continuing maintenance and service fees, including that bundled with initial license fees, is deferred and recognized ratably over the contractual periods the services are provided. Product sales, consisting primarily of computer hardware, are recognized upon delivery of the product.

    Other fees are recognized as the services are provided and consist primarily of training, conversion, customization and installation.

    Inventories
    -----------

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

    Property and Equipment
    ----------------------

    Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Accelerated methods are utilized for income tax purposes.

                        CPS Systems, Inc. and Subsidiary

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Software Development Costs
    --------------------------

    In accordance with SFAS No. 86, all software development costs are charged to expense as incurred until technological feasibility has been established for the product. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, on a straight line basis over a period of six to ten years. Amortization of software development costs was approximately $133,000, $142,000 and $116,000 during the years ended December 31, 1998, 1997 and 1996, respectively, and is included in software cost of revenue in the accompanying consolidated statements of operations. Software development costs are stated net of accumulated amortization of approximately $495,000 and $362,000 at December 31, 1998 and 1997, respectively

    Costs in Excess of Net Assets Acquired
    --------------------------------------

    The excess acquisition cost over the fair value of net assets acquired (goodwill) of CPS Systems, Inc. is amortized on a straight line basis over a ten year period. Goodwill arising from the acquisition of CDP Systems is amortized on a straight-line basis over a three year period. Accumulated amortization of goodwill was approximately $1,087,000 and $805,000 at December 31, 1998 and 1997, respectively. Amortization of costs in excess of net assets acquired charged to operations was approximately $282,000, $275,000 and $265,000 in 1998, 1997 and 1996, respectively.

    The remaining balance of goodwill at December 31, 1998 consists of $1,589,758 and $33,083 attributable to CPS and CDP, respectively.

    Debt Issue Costs
    ----------------

    Costs incurred in connection with obtaining financing have been capitalized and are amortized on a straight-line basis over the term of the loan agreements, which range from four to six years. Debt issue costs are stated net of accumulated amortization of approximately $327,000 and $245,000 at December 31, 1998 and 1997, respectively. Amortization of debt issue costs charged to operations was approximately $82,000 annually in 1998 and 1997 and is included in interest and financing costs in the accompanying consolidated statements of operations.

                        CPS Systems, Inc. and Subsidiary

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Income Taxes
    ------------

    The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.

    Use of Estimates in Preparation of Financial Statements
    -------------------------------------------------------

    In preparing financial statements in conformity with General Accepted Accounting Principles, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Long-Lived Assets
    -----------------

    Management periodically evaluates the realizability of its property and equipment, software development costs and intangible assets in light of current technology, as it may relate to the Company's products, and the current environment of its industry and markets. Management believes that no impairment of property and equipment, software development costs and intangible assets exists at December 31, 1998.

    Fair Value of Financial Instruments
    -----------------------------------

    The Company's financial instruments include cash, cash equivalents and long-term debt. The carrying value of cash and cash equivalents approximates fair value due to the relatively short period to maturity of the instruments. The carrying value of the Company's long-term obligations approximates fair value based upon borrowing rates currently available to the Company for borrowings with comparable maturities.

    Stock-Based Compensation
    ------------------------

    Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based compensation at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and to apply SFAS 123 on a disclosure basis only.

                        CPS Systems, Inc. and Subsidiary

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Earnings (Loss) Per Share
    -------------------------

    Basic net earnings (loss) per common share is based upon the weighted average number of common shares outstanding. Diluted net earnings (loss) per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including warrants outstanding during the period.

NOTE B - ACQUISITION OF CDP SYSTEMS, INC.

    On July 1, 1997, the Company acquired all the outstanding common stock of CDP Systems, Inc. from Thor Concepts, Inc. (Thor) for $10 cash and the assumption of approximately $138,000 of liabilities. Thor, which is owned by the identical shareholders as CPS, acquired the common stock of CDP in June 1997 from the former CDP shareholders under substantially identical terms and amounts. CDP develops automated voice response software.

    The acquisition of CDP has been accounted for as a purchase. Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair value, at the date of acquisition. Results of operations of CDP have been included in the consolidated financial statements from the date of acquisition. The excess purchase price over the fair value of the net assets acquired of approximately $60,000 is being amortized on a straight-line basis over three years. The results of operations of CDP prior to July 1, 1997 were not material.

                        CPS Systems, Inc. and Subsidiary

NOTE C - PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following at December 31:

                                                                                             Estimated
                                                                1998             1997      service lives
                                                               ------           ------     -------------

          Computer equipment and purchased software         $ 950,052         $747,233        5 years
          Furniture and fixtures                              330,724          186,008      5-7 years
          Vehicles                                             13,279           43,000        3 years
          Leasehold improvements                               32,148           17,194        4 years
                                                              -------          -------
                                                            1,326,203          993,435
          Accumulated depreciation                            535,876          457,272
                                                             --------          -------

                                                            $ 790,327         $536,163
                                                             ========          =======

     Depreciation of property and equipment charged to operations was $228,000 and $171,000 for the years ended December 31, 1998 and 1997, respectively.


NOTE D - LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

    Long-term Debt
    --------------

    Long-term debt consisted of the following at December 31, 1998 and 1997:

                                                                                     1998              1997
                                                                                    ------            ------
       Senior term loan paid in full in 1998.                                   $      --         $  730,736

       Subordinated note.  Interest at 12% per annum payable quarterly, principal payable in two installments in December 1999 and
          December 2000.                                                         2,073,420         2,014,000
                                                                                ----------       -----------
                                                                                 2,073,420         2,744,736
          Less current portion                                                   1,050,000           730,736
                                                                                ----------        ----------

                                                                                $1,023,420        $2,014,000
                                                                                ==========        ==========

                        CPS Systems, Inc. and Subsidiary

NOTE D - LONG-TERM DEBT AND REVOLVING LINE OF CREDIT - Continued

    The subordinated loan agreement contains covenants which, among other things, restrict the payment of dividends and the level of capital expenditures, and require the Company to maintain certain minimum financial ratios. The Company was not in compliance with these covenants at December 31, 1998. The lender has waived the aforementioned covenant violations at December 31, 1998 and as of and through the nine months ended September 30, 1999.

    In connection with the issuance of the subordinated note, CPS issued a put warrant to purchase 724,719 shares of the Company's common stock for approximately $.0026 per share to the note holder. Interest on this note is payable at a stated rate of 12%. Giving effect to the issuance of the warrants, and the put feature adjustment attributable to the warrants (see Note G), the imputed interest rate on this note was 12%, 10.0% and 23.8% in 1998, 1997 and 1996, respectively.

    Maturities of long-term debt are as follows:

       Year ending
       December 31,

         1999                              $1,050,000
         2000                               1,023,420
                                            ---------

                                           $2,073,420
                                           ==========


NOTE E - INCOME TAXES

    The income tax provision consisted of the following:

                                                 Year ended December 31,
                                           1998          1997           1996
                                           ----          ----           ----

       Current expense (benefit)        $ (38,683)    $(44,000)      $181,200
       Deferred expense (benefit)      (1,064,017)      19,000        (16,000)
                                       ----------       ------        -------

                                      $(1,102,700)    $(25,000)      $165,200
                                       ==========      ========       =======

                        CPS Systems, Inc. and Subsidiary

NOTE E - INCOME TAXES - Continued

    At December 31, 1998 and 1997 the Company's temporary differences result in a deferred income tax liability, summarized as follows:

                                                          1998           1997
                                                      ----------     ----------
Deferred tax assets:
   Net operating loss carryforwards .............     $2,303,000     $     --
   Unearned revenue .............................        107,000        121,000
   Amortization of intangible assets ............         70,000         75,000
   Accruals and allowances ......................         49,017         39,000
                                                      ----------     ----------
                                                       2,529,017        235,000

Deferred tax liabilities:
   Capitalized software costs ...................      1,584,000        356,000
   Depreciation .................................         38,000         36,000
                                                      ----------     ----------

   Gross deferred tax liability .................      1,622,000        392,000
                                                      ----------     ----------

       Net deferred tax asset (liability) .......     $  907,017     $ (157,000)
                                                      ==========     ==========

    The provision for income taxes differs from the amount of income tax determined by applying the applicable federal rates due to the following:

                                                      1998           1997            1996
                                                 ------------   ------------    -----------

Tax benefit at applicable federal rate of 34%    $(1,047,099)   $   (92,300)   $   (27,500)
State tax expense (benefit), net .............      (108,540)        (2,000)        14,500
Non deductible amortization of goodwill ......        95,795        104,500         90,100
Non deductible (non taxable) warrant accretion          --          (31,500)        92,400
Other non deductible items ...................        24,611         13,300         15,200
Tax credits and other ........................       (67,467)       (17,000)       (19,500)
                                                 -----------    -----------    -----------

                                                 $(1,102,700)   $   (25,000)   $   165,200
                                                 ===========    ===========    ===========

                        CPS Systems, Inc. and Subsidiary

NOTE F - COMMITMENTS AND CONTINGENCIES

    Lease Commitments

    The Company has entered into noncancelable operating lease agreements for office space which expire at various dates through May 2003. Approximate minimum future payments under noncancelable leases with initial or remaining terms in excess of one year at December 31, 1998 are due as follows:

                 Year ending
                December 31,

                    1999                    $ 470,791
                    2000                      327,950
                    2001                      221,732
                    2002                      200,296
                    2003                       67,456
                                              -------

                                           $1,288,225
                                           ==========

    Rental expense for the years ended December 31, 1998, 1997 and 1996 was approximately $440,000, $300,000 and $260,000, respectively.

    Contingencies
    -------------

    The Company and certain of its officers and directors have been named as defendants in five class action suits alleging violations of the federal securities law. These suits are pending and are expected to be consolidated into one case. The Company does not believe it has violated the federal securities law and intends to vigorously defend itself in each case. The Company is unable to assess the outcome at this time as these cases are in the early stages of litigation.

    In the normal course of business, the Company has been named as a defendant in various legal actions. In the opinion of management, the ultimate liability, if any, resulting from the disposition of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.


NOTE G - WARRANTS

    The Company issued warrants for the purchase of 724,719 shares of common stock in connection with the subordinated note. Additionally, warrants for the purchase of 203,047 shares of common stock were issued in connection with costs of obtaining financing. In March 1998, the aforementioned warrants were exercised.

                        CPS Systems, Inc. and Subsidiary

NOTE H - EARNINGS (LOSS) PER SHARE

    Earnings (loss) per common share, basic, and earnings per common share, assuming dilution, were computed as follows:

                                                    Year ended December 31, 1998
                                                    -----------------------------
                                                Earnings       Shares      Per Share
                                              (Numerator)   (Denominator)   Amount
                                              -----------   -------------   ------
Net loss .................................   $(1,977,003)
                                             ===========

  Basic net loss per common share ........   $(1,977,003)     6,085,000   $  (0.32)
                                             ===========                  --------

  Effect of dilutive securities ..........          --             --
                                             -----------    -----------

  Diluted net loss per common share ......   $(1,977,003)     6,085,000   $  (0.32)
                                             ===========    ===========   ========


                                                    Year ended December 31, 1997
                                                    -----------------------------
                                                Earnings       Shares      Per Share
                                              (Numerator)   (Denominator)   Amount
                                              -----------   -------------   ------
Net loss ..................................    $(246,531)
                                               =========

  Basic net loss per common share .........    $(246,531)    3,904,736    $  (0.06)
                                                                          ========

  Effect of dilutive securities

  Put warrants ............................      (83,055)      927,766
                                               ---------     ---------

  Diluted net loss per common share .......    $(329,586)    4,832,502    $  (0.07)
                                               =========     =========    ========

                                                    Year ended December 31, 1996
                                                    -----------------------------
                                                Earnings       Shares      Per Share
                                              (Numerator)   (Denominator)   Amount
                                              -----------   -------------   ------
Net loss ..................................    $(246,073)
                                               =========

  Basic net loss per common share .........    $(246,073)    3,904,736    $  (0.06)
                                                                          ========

  Effect of dilutive securities ...........         --            --
                                               ---------     ---------

  Diluted net loss per common share .......    $(246,073)    3,904,736    $  (0.06)
                                               =========     =========    ========

                        CPS Systems, Inc. and Subsidiary

NOTE I - RETIREMENT PLAN

    The Company has a retirement savings plan (the "401(k) Plan") covering substantially all of its employees. All employees over the age of 21 who have completed one year of service with the Company are eligible to participate in the 401(k) Plan. Eligible employees may contribute up to 15% of their salary to an annual maximum established under the Internal Revenue Code. The Company matches employee contributions at a rate determined annually by the Board of Directors. The company contributed approximately $20,000 for the year ended December 31, 1998. No Company contributions were made for the years ended December 31, 1997 and 1996.


NOTE J - EMPLOYEE BENEFIT PLANS

    In October 1997, the Company adopted the 1997 Equity Participation Plan which provides for the issuance of stock options and other performance awards as may be approved by the Board of Director's Stock options granted prior to the Company's initial public offering have an exercise price equal to the offering price and all subsequent options are granted at the quoted market price of the Company's stock at the date of grant. Stock options become exercisable over periods of up to three years and expire ten years from the date of grant. At December 31, 1998, 53,200 shares of common stock were reserved for future grants.

    The Company has adopted only the disclosure provisions of SFAS 123 for employee stock options and continues to apply APB 25 for recording stock options granted. If the Company had elected to recognize compensation expense based upon the fair value at the grant date, consistent with the methodology presented by SFAS 123, net loss and loss per share would have been reduced to the pro forma amounts as follows:

                                                                  Year ended
                                                                  December 31,
                                                                      1998
                                                                  ------------

       Net loss - as reported                                     $(1,977,003)

       Net loss - pro forma                                       $(2,159,355)

       Loss per share - as reported
          Basic                                                        $(0.32)
          Diluted                                                      $(0.32)

       Loss per share - pro forma
          Basic                                                        $(0.35)
          Diluted                                                      $(0.35)


                        CPS Systems, Inc. and Subsidiary

NOTE J - EMPLOYEE BENEFIT PLANS - Continued

    The fair value of these options was estimated at the date of grant using the Black - Scholes option pricing model with the following weighted average assumptions; no dividend yield, volatility at 120% risk free interest rate of 5.5% and expected lives of five years. The weighted fair value of options granted was $2.06 in 1998. No options were granted prior to 1998.

    Option activity for the period from January 1, 1998 to December 31, 1998 is summarized as follows:

                                                     Number of shares    Weighted average
                                                    underlying options   exercise price
                                                    ------------------   --------------
Outstanding at January 1, 1998 .................             --            $    --
   Granted .....................................          626,800              2.44
   Exercised ...................................             --                 --
   Canceled/Forfeited ..........................          (80,000)             4.00
                                                         --------          --------

Outstanding at December 31, 1998 ...............          546,800          $   2.21
                                                         ========          ========

Exercisable at December 31, 1998 ...............           12,300          $   0.94

    Further information regarding options outstanding and options exercisable at December 31, 1998 is as follows:

                           Options outstanding                              Options exercisable
Range of   ------------------------------------------------------    -------------------------------
Exercise     Number       Weighted average       Weighted average    Number of      Weighted average
 prices    Of shares       remaining life         Exercise price      shares          exercise price
 ------    ---------       --------------         --------------      ------          --------------
$    .94   319,300      10.0 years ...........      $    .94          12,300      $   .94
$   4.00   227,500      9.2 years ............      $   4.00            --             --

NOTE K - RELATED PARTIES

    Legal fees incurred to a law firm in which a director and shareholder of the Company is a partner were approximately $450,000 and $289,000 in 1998 and 1997, respectively.


NOTE L - FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of 1998, the Company recorded an adjustment to decrease interest expense by approximately $236,000, to correct interest expense recorded on the put warrant in the first quarter of 1998.

                        CPS Systems, Inc. and Subsidiary

NOTE M - SUBSEQUENT EVENT

    On March 30, 1999, the Company executed an Agreement and Plan of Merger (Merger Agreement) with Tyler Corporation (Tyler) pursuant to which the Company will merge with and into a wholly-owned subsidiary of Tyler. Under the terms of the Merger Agreement, each shareholder of the Company will receive one share of common stock of Tyler for each three shares of common stock of the Company. The consummation of the merger is subject to approval of the shareholders of the Company, the satisfactory completion of due diligence of Tyler and other customary conditions. Management anticipates that the merger will be consummated in the third quarter of 1999.