Form 10-Q
period 1999-03-31
CPS SYSTEMS INC
filed 1999-05-17
CIK 1048536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-QSB



X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                          Yes      X             No
                                                   --------              -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AS OF  MAY 07, 1999
                  -----                     ---------------------------------
             Common stock
         Par value $.01 per share                      6,754,576

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             As of       As of
                                                           03/31/99    12/31/98
                                                         (unaudited)
ASSETS
CURRENT ASSETS
     Cash ............................................   $    461    $    296
     Accounts receivable .............................      2,435       2,852
     Deferred income tax .............................      1,132         907
     Inventory .......................................        202         201
     Refundable income taxes .........................         89         267
     Prepaid expense and other current assets ........        446         564
                                                         --------    --------
                 Total current assets: ...............      4,765       5,087
PROPERTY AND EQUIPMENT ...............................        765         790
SOFTWARE DEVELOPMENT COST ............................      5,258       4,167
OTHER ASSETS
     Costs in excess of net assets acquired ..........      1,552       1,623
     Debt issue costs ................................         58          79
     Other assets ....................................         23          29
                                                         --------    --------
                                                                     --------
                                                            1,633       1,731
                                                                     --------
                                                         $ 12,421    $ 11,775
                                                         ========    ========
LIABILITIES  AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long term debt ...............   $  2,050    $  1,050
     Accounts payable ................................      1,310       1,066
     Accrued income tax payable ......................         27        --
     Other accrued expenses ..........................        380         437
     Customer deposits, unearned revenue .............      3,929       4,013
                                                         --------    --------
                 Total current liabilities: ..........      7,696       6,566
OTHER LIABILITIES
     Long-term debt ..................................      1,027       1,023
     Unearned revenue ................................         14          14
     Other liabilities ...............................       --          --
                                                         --------    --------
                 Total long term debt: ...............      1,041       1,037
                                                         --------    --------
                 Total Liabilities: ..................      8,737       7,603

COMMITMENTS AND CONTINGENCIES ........................       --          --
SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized
        10,000,000 shares, none issued and outstanding       --          --
     Common stock, $.01 par value, 50,000,000 shares
        authorized; 6,743,902 shares issued in 1999
        and 6,734,928 shares issued in 1998 ..........         67          67
     Additional paid-in capital ......................      6,812       6,805
     Accumulated deficit .............................     (3,195)     (2,700)
                                                         --------    --------
                                                                     --------
                 Total Shareholders' Equity: .........      3,684       4,172
                                                                     --------
                                                         $ 12,421    $ 11,775
                                                         ========    ========

      The accompanying notes are an integral part of these balance sheets.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED MARCH 31,
                                                        1999       1998
                                                        ----       ----
Revenue
           License fees ..........................   $   357    $   198
           Recurring maintenance and service fees      1,011      1,076
           Product sales .........................       385        643
           Other service fees ....................       149        281
                                                     -------    -------
                                                       1,902      2,198

Cost of Revenue
           Product Sales .........................       287        499
           Purchased software ....................       288        147
           Distribution ..........................         5          4
                                                     -------    -------
                                                         580        650

                Gross profit .....................     1,322      1,548
                                                     -------    -------

Operating Expenses
           Support and customer service ..........     1,091        934
           Selling and marketing .................       233        471
           Research and development ..............       123        102
           General and administrative ............       433        459
           Amortization of intangible goodwill ...        70         71
                                                     -------    -------
                                                       1,950      2,037

                Earnings(loss) from operations ...      (628)      (489)
                                                     -------    -------

Interest and financing costs .....................        84        245
                                                     -------    -------
                Earnings(loss) before income taxes      (712)      (734)

Income tax expense(benefit) ......................      (217)      (260)
                                                     -------    -------
                Net Earnings(loss) ...............   $  (495)   $  (474)
                                                     =======    =======


Net earnings(loss) per common share
     Basic and Diluted ...........................   ($ 0.07)   ($ 0.11)
Weighted average shares used in computing net
earnings(loss) per common share:
     Basic and Diluted ...........................     6,744      4,140



        The accompanying notes are an integral part of these statements.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                          1999       1998
                                                                       -------------------
Cash flows from operating activities:
     Net income(loss) ..............................................   $  (495)   $  (476)
     Adjustments to reconcile net income(loss) to net cash:
        Depreciation and amortization ..............................       188        178
        Adjustment to put warrants .................................      --          125
        Loss on disposal of property and equipment .................      --            1
        Accrued interest to shareholders ...........................      --            2
        Changes in assets and liabilities, net of business acquired:
            Accounts receivable ....................................       417       (245)
            Refundable income taxes ................................       178         75
            Inventories ............................................        (1)      (232)
            Deferred income tax expense ............................      (225)      (508)
            Prepaid expenses and other current assets ..............       118        (31)
            Accounts payable .......................................       244        (59)
            Accrued expenses .......................................       (51)       253
            Customer deposits, and unearned revenue ................       (84)       931
            Income taxes payable ...................................        27         97
            Other liabilities ......................................      --            1
                                                                       ------------------
                          Net cash provided by operating activities    $   316    $   111

Cash Flows from investing activities:
     Purchase of property and equipment ............................       (38)       (94)
     Software development costs ....................................    (1,124)      (537)
                                                                       ------------------
                          Net cash used by investing activities ....   $(1,162)   $  (631)

Cash flows from financing activities:
     Principal payment on long-term debt ...........................         4        (23)
     Proceeds from notes payable - Tyler Corporation ...............     1,000       --
     Proceeds from employee stock purchase plan ....................         7       --
     Proceeds from public offering, net of offering cost ...........      --        6,434
                                                                       ------------------
                          Net cash provided by financing activities    $ 1,011    $ 6,411

Net increase(decrease) in cash .....................................       165      5,891
Cash at beginning of period ........................................       296        327
                                                                       ------------------
Cash at end of period ..............................................   $   461    $ 6,218

Supplementary Cash Flow Disclosure:
     Interest and financing costs paid .............................   $    63    $    92
     Income taxes paid (refunded), net .............................   $  (180)   $  --


        The accompanying notes are an integral part of these statements.

                        CPS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE A - BASIS OF PRESENTATION

The interim condensed consolidated financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of March 31, 1999, and the consolidated results of operation and cash flows for the three months ended March 31, 1999 and 1998. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements and notes be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 15, 1999.

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

NOTE C - INITIAL PUBLIC OFFERING

On March 30, 1998, the Company successfully completed its initial public offering ("IPO") of common stock. The Company issued 1,900,000 shares of common stock in connection with its IPO at $4.00 per share, which, upon payment of all offering costs resulted in net proceeds of approximately $5,767, net of issuance costs of approximately $1,833. In April 1998, the underwriters exercised their option to purchase 285,000 additional shares of common stock to cover over-allotments. All of the over-allotment shares were sold by certain selling shareholders, resulting in no proceeds to the Company. However, the Company incurred additional issuance cost of $148. Net proceeds subsequent to the exercise of the over-allotment option was $5,619.

In connection with the IPO, all of the Company's outstanding put warrants were converted into common stock. The exercise of the put warrants resulted in the issuance of 927,766 common shares and proceeds to the Company of approximately $2. Upon exercise of the put warrants, their recorded value of $367 was reclassified to paid in capital.

NOTE D- SENIOR TERM LOAN

On December 31, 1999, the current portion, approximately $1,100 of a $2,100 senior note payable to Hanifen Imhoff Mezzanine Fund, L.P. (the "Hanifen Loan") becomes due. As of December 31, 1998, the Company was in violation of the note agreement with Hanifen Imhoff Mezzanine Fund, L.P., relating to the Hanifen Loan. The violation pertains to the ratio of cash flow to total contractual debt service. Hanifen Imhoff Mezzanine Fund, L.P has waived through September 30, 1999 compliance with this ratio.

                        CPS SYSTEMS, INC. AND SUBSIDIARY
                                 MARCH 31, 1999


NOTE E- MERGER AGREEMENT AND TERM LOAN

On March 30, 1999, the Company executed an Agreement and Plan of Merger with Tyler Corporation ("Tyler") pursuant to which the Company will merge with and into a wholly owned subsidiary of Tyler. In addition, on March 30, 1999, Tyler loaned $1,000 to the Company, evidenced by a secured promissory note (the "Tyler Loan"). The Tyler Loan is due on October 30, 1999, and has an interest rate of 2% over the prime rate. An interest payment is due June 30, 1999, and the entire principal balance and accrued interest is then due on October 30, 1999. The note is secured by a lien on the Company's assets, subordinate to the Hanifen Loan.

NOTE F- Backlog

The  Company   currently   has  a  backlog  of  seven   contracts   representing
approximately $4,300 in initial license fees and $1,100 in average annual recurring maintenance revenue. These seven contracts are for the Company's property tax billing and collection product and computer-assisted mass appraisal system.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's filings with the Securities and Exchange Commission from time to time, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on April 15, 1999 and the registration statement on Form SB-2 filed on March 25, 1998 (File No. 333-39173). All dollar amounts are expressed in thousands, except per share amounts. The financials results reflected in this item 2 are unaudited.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1999

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                           THREE MONTHS ENDED MARCH 31,
                                                                1999        1998
                                                                ----        ----
Revenue
           License fees ................................        18.8%        9.0%
           Recurring maintenance and service fees ......        53.2%       49.0%
           Product sales ...............................        20.2%       29.2%
           Other service fees ..........................         7.8%       12.8%
                                                               -----       -----
                Total Revenue: .........................       100.0%      100.0%
                                                               -----       -----

Cost of Revenue
           Product Sales ...............................        15.1%       22.7%
           Purchased software ..........................        15.1%        6.7%
           Distribution ................................         0.3%        0.2%
                                                               -----       -----
                Total Cost of Sales: ...................        30.5%       29.6%
                                                               -----       -----

                Gross profit: ..........................        69.5%       70.4%

Operating Expenses:
           Support and customer service ................        57.3%       42.5%
           Selling and marketing .......................        12.3%       21.4%
           Research and development ....................         6.5%        4.6%
           General and administrative ..................        22.7%       20.9%
           Amortization of intangible goodwill .........         3.7%        3.2%
                                                               -----       -----
                 Total Operating Expense: ..............       102.5%       92.6%
                                                               -----       -----

                Earnings(loss) from operations .........       (33.0)%     (22.2)%

Interest and financing costs ...........................         4.4%       11.1%
                                                               -----       -----
                Earnings(loss) before income taxes .....       (37.4)%     (33.3)%

Income tax expense(benefit) ............................       (11.4)%     (11.8)%
                                                               -----       -----
                Net Earnings(loss) .....................       (26.0)%     (21.5)%
                                                               -----       -----


                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1999


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

REVENUE

The Company's revenue includes revenue of license fees, recurring maintenance and service fees, product sales, and other service fees.

 The Company's total revenue was $1,902 for the three months ended March 31, 1999 compared to $2,198 for the three months ended March 31, 1998, a decrease of $296 or 13.5%. This decrease was primarily due to a decrease in remittance processing ("RPS") hardware, software and installation sales. The decrease was partially offset by an increase in city and municipal("City") sales and an increase in our hardware parts and repair group ("Systems Engineering")sales.

 License Fees. The Company's revenue from license fees was $357 for the three months ended March 31, 1999 compared to $198 for the three months ended March 31, 1998, an increase of $159 or 80.3%. The increase was primarily due to a new property tax billing and collection system ("Collections") installation. This increase was partially offset by a decrease in RPS third party software sales. The Company currently has a backlog of seven contracts representing approximately $4,300 in initial license fees.

 Recurring Maintenance and Service Fees. The Company's revenue from recurring fees was $1,011 for the three months ended March 31, 1999 compared to $1,076 for the three months ended March 31, 1998, a decrease of $65 or 6.0%. The decrease was primarily due to a decline in hardware maintenance. This decline is associated with hardware manufacturers offering longer extended warranties, declining costs of hardware and the Company's belief that some customers no longer view hardware maintenance as a mission critical need for all components. The Company currently has a backlog of seven contracts representing approximately $1,100 in average annual recurring maintenance revenue.

 Product Sales. Revenue from product sales was $385 for the three months ended March 31, 1999 compared to $643 for the three months ended March 31, 1998, a decrease of $258 or 40.1%. This decrease is primarily due to a decrease in RPS product sales and, to a lesser extent, product sales for Collection systems. This decrease was partially offset by an increase in product sales for our City and Systems Engineering groups.

 Other Service Fees. Revenue from other service fees was $149 for the three months ended March 31, 1999 compared to $281 for the three months ended March 31, 1998, a decrease of $132 or 47.0%. This decrease was primarily due to decreased RPS installation sales.

COST OF REVENUE

 The Company's cost of revenue includes the cost of hardware product sales, the cost of purchased software, amortization of software development cost and distribution costs.

The total cost of revenue was $580 for the three months ended March 31, 1999 compared to $650 for the three months ended March 31, 1998, a decrease of $70 or 10.8%. This yielded a gross profit margin of 69.5% for the three months ended March 31, 1999 compared to a gross profit margin of 70.4% for the three months ended March 31, 1998. The decrease was associated with a decrease in the sale of product sales, partially offset by an increase in cost of RPS software installations. The decrease also resulted from additional costs to correct RPS third-party software issues for existing customers incurred by the Company.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1999


Product  Sales.  The cost of product sales was $287, or  approximately  74.6% of product sales, for the three months ended March 31, 1999 compared to $499, or approximately 77.6% of product sales, for the three months ended March 31, 1998, a decrease of $212 or 42.5%. This decrease was primarily due to a decrease in product sales revenue of 40.1% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

 Software. Cost of software includes purchased software as well as the amortization of capitalized software development costs. The cost of software was $288 or approximately 80.7% of license fees, for the three months ended March 31, 1999 compared to $147, or approximately 74.2% of license fees, for the three months ended March 31, 1998, an increase of $141 or 95.9%. This increase was largely due to the increase in cost of RPS software installations. The Company has incurred additional costs to correct RPS third-party software issues for existing customers. Amortization of software development cost was $33 for the three months ended March 31, 1999 and $33 for the three months ended March 31, 1998.

 Distribution. The costs associated with distribution were $5 for the three months ended March 31, 1999 compared to $4 for the three months ended March 31, 1998, an increase of $1 or 25.0%.

OPERATING EXPENSES

The Company's operating expenses includes support and customer service, selling and marketing, research and development, general and administrative, and amortization of intangible goodwill.

 Support and Customer Service. Expenses related to support and customer service were $1,091 for the three months ended March 31, 1999 compared to $934 for the three months ended March 31, 1998, an increase of $157 or 16.8%. This increase resulted from an increase in salaries and hiring to enhance customer service and support future growth.

 Selling and Marketing. The Company's selling and marketing expenses were $233 for the three months ended March 31, 1999 compared to $471 for the three months ended March 31, 1998, a decrease of $238 or 50.5%. This decrease was due to a decrease in the numbers of sales personnel and expenses related to developing new markets. In November 1998, the Company decided to focus on its core products and core markets in an effort to grow these areas.

 Research and Development. Research and development expenses were $123 for the three months ended March 31, 1999 compared to $102 for the three months ended March 31, 1998, an increase of $21 or 20.6%. These expenses are comprised primarily of salaries as well as amounts paid to outside consultants to supplement continuing product enhancement efforts. The increase resulted from movement of personnel from the capitalization projects to research and development expensed assignments.

 General and Administrative. General and administrative expenses were $433 for the three months ended March 31, 1999 compared to $459 for the three months ended March 31, 1998, a decrease of $26 or 5.7%. This decrease was primarily due to a decrease in legal expenses related to claims arising out of the Company's operations in the normal course of business.

 Amortization of Goodwill. The Company incurred a non-cash expense related to the 1994 acquisition of the Company by a private investor group of $70 for the three months ended March 31, 1999 compared to $71 for the three months ended March 31, 1998, a decrease of approximately $1 or 1.4%.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1999


EARNINGS FROM OPERATIONS

Loss from operation was $628 or (33.0%) of revenue, for the three months ended March 31, 1999, compared to a loss from operations of $489 or (22.2%) for the three months ended March 31, 1998. This decrease in earnings from operations of $139 was primarily due to the decrease of 13.5% in total revenue for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. To a lesser extent, the decrease resulted from a reduction in gross profit margin to 69.5% for the three months ended March 31, 1999 from 70.4% for the three months ended March 31, 1998

NON-OPERATING EXPENSES

 Interest and Financing Costs. The Company's interest expense for its long term debt was $84 for the three months ended March 31, 1999 compared to $245 for the three months ended March 31, 1998, a decrease of $161 or 65.7%. This decrease was primarily attributed to a put warrant adjustment for the three months ended March 31, 1998. The put warrant adjustment is primarily based on the operating earnings of the Company for the previous twelve month period, which increased in the first quarter of 1998. There was no put warrant adjustment made in 1999.

Provisions for Income Taxes. The Company's provision for income tax benefit was $217 for the three months ended March 31, 1999 compared to $260 for the three months ended March 31, 1998, a decrease of $43. This decrease was attributable primarily to decreased earnings from operations. The income tax provision is higher than income taxes determined by applying the applicable statutory rates primarily due to non-deductible amortization of goodwill and non-deductible put warrant adjustments.

LIQUIDITY AND CAPITAL RESOURCES

 The Company was acquired by an international private investor group on December 30, 1994 for approximately $4,600 in a leveraged transaction. The acquisition was financed with a $1,500 senior term loan due December 1998, provided by FINOVA Capital Corporation (the "Finova Loan") and a $2,100 senior subordinated note due in two installments in December 1999 and December 2000, provided by Hanifen Imhoff Mezzanine Fund, L.P. (the "Hanifen Loan"). The balance of the acquisition funding was provided by certain officers and directors of the Company in the form of equity capital.

Since that time, the Company has funded its business solely with cash generated from operations. However, on March 30, 1998 the Company successfully completed an initial public offering ("IPO") of $1,900 shares of its common stock. Net proceeds of the IPO less all issuance costs were approximately $5,619.

 From March 25, 1998 through March 31, 1999, the Company applied the following amounts of its net proceeds from the IPO pursuant to the IPO registration statement:

Construction of plant, building and facilities               $
Purchase and installation of machinery and equipment
Purchases of real estate
Acquisitions of other business(es)
Repayment of indebtedness                                          855 Working
capital                                                                  1,401
Temporary investments
Other uses of at least $100,000 (research and development expenses)      3,363
                                                                         -----

Total                                                                   $5,619

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1999


In May 1997, some of the Company's shareholders advanced approximately $123,000 to CDP Systems, Inc., the Company's wholly owned subsidiary("CDP"), to cover CDP expenses (the "CDP Loans"). As of April 8, 1998, there was approximately $128,000 in principal and accrued interest outstanding under the CDP Loans. On that date, the CDP Loans were paid from proceeds of the IPO. With the exception of the repayment of the CDP Loans, none of the uses constituted direct or indirect payments to the Company's directors, officers or general partners, or associates thereof, persons owning 10% or more of any class of securities or any affiliates of the Company.

The Company's cash balances were $461 and $6,218 as of March 31, 1999, and March 31, 1998, respectively. The Company's operating activities provided cash of $316 and $111 during the three months ended March 31, 1999 and March 31, 1998, respectively. The Company's source of cash during the three months ended March 31, 1999 was primarily attributable to a decrease in accounts receivable of $417, decrease in refundable income tax of $178, and an increase to accounts payable of $244. These increases to cash were offset by a decrease to net income of $495 and an increase to deferred income tax of $225.

The Company used cash of $1,162 and $631 for investing activities during the three months ended March 31, 1999 and March 31, 1998, respectively. Investing activities have consisted principally of the acquisition of property and equipment and capitalized software development cost. The increase of $531 was primarily attributable to increases in capitalized software development cost

The Company's financing activities provided cash of $1,011 for the three months ended March 31, 1999 and $6,411 for the three months ended March 31, 1998. On March 30, 1999, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with Tyler Technologies (formerly known as "Tyler Corporation" and referred to hereinafter as "Tyler") pursuant to which the Company will merge with and into a wholly owned subsidiary of Tyler. Also, on March 30, 1999, Tyler loaned $1,000 to the Company, evidenced by a secured promissory note (the "Tyler Loan"). As of March 31, 1998, the Company's aggregate net proceeds were $6,411 from the sale of 1,900,000 share of common stock through its initial public offering. Subsequent to March 31, 1998, the Company paid $761 to retire the outstanding principal amount of its senior term loan including interest and prepayment fees on the Finova Loan, $128 in loans from shareholders to the Company and $148 for over-allotment issuance cost.

On December 31, 1999, the current portion, $1,050, of a $2,100 senior note payable to Hanifen Imhoff Mezzanine Fund, L.P. under the Hanifen Loan becomes due. As of December 31, 1998, the Company was in violation of the note agreement with Hanifen Imhoff Mezzanine Fund, L.P. The violation pertains to the ratio of cash flow to total contractual debt service. Hanifen Imhoff Mezzanine Fund, L.P. has waived through September 30, 1999 compliance with this ratio.

The Tyler Loan, originally due on September 30, 1999, has been extended by agreement of the parties until October 30, 1999. The interest rate remains 2% over the prime rate. An interest payment is still due June 30, 1999, but the entire principal balance and accrued interest is next due on October 30, 1999. The note is secured by a lien on the Company's assets, subordinate to the Hanifen Loan. The Company believes that the proceeds of this Tyler Loan, when combined with its cash balances and cash generated from operations, will satisfy the Company's working capital, business development and capital expenditure requirements through September 30, 1999. There can be no assurances, however, that the Company will have sufficient working capital to satisfy all of the anticipated needs until September 30, 1999. Increased costs, delays in receivable collections and

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1999


opportunities for growth or expansion may increase the demand for working capital, thereby making an additional infusion of capital necessary prior to September 30, 1999. After September 30, 1999, the Company will have insufficient resources to satisfy all of its obligations, working capital, business development and capital expenditure requirements. The Company will require additional sources of liquidity which may include equity offerings or debt financing. The Company believes that the merger with Tyler, if consummated, will permit it to satisfy these obligations, working capital, business development and capital expenditure requirements. If the Merger Agreement is not closed and the merger consummated, then the Company will not be able to satisfy its obligations or fulfill its requirements absent additional equity offerings and/or debt financings.

YEAR 2000 COMPLIANCE

There is significant uncertainty in the software industry concerning the potential effects associated with compliance with Year 2000 ("Y2K") date codes. Potential effects include, but are not limited to, product compliance, internal systems compliance, impact upon the Company's revenue, and expenses related thereto.

Product Compliance. Most of the Company's current products are Y2K compliant, based upon results of successful tests on its software. Those products that are not presently Y2K compliant are presently under development. These products will be made Y2K compliant prior to December 31, 1999. Therefore, the Company does not anticipate its products will be adversely affected by date changes in the Y2K. However, there can be no assurance that the Company's products contain all features or functions deemed necessary by customers, distributors, resellers and systems integrators to be Y2K compliant. While the Company continuously enhances its software to ensure availability of desired features and functions, there can be no assurance that such features and functions will be timely available. The Company's products may also rely upon the products of other vendors that may not be Y2K compliant. Such reliance may prevent the Company's customers from achieving all of the Company's desired features and functions. The Company anticipates the software industry will generally be subject to material litigation. Such claims against the Company, with or without merit, could have a material adverse effect on the Company's business, operating results and financial condition.

Internal Systems. The Company has assessed the impact of Y2K issues with regard to its internal reporting systems and operations and determined that the remaining costs associated with addressing such issues will not be material. The Company expects all of its internal systems to be Y2K compliant prior to January 1, 2000. The Company is contacting its own key suppliers and vendors to ascertain the extent to which their systems are Y2K compliant and the extent to which the Company could be adversely affected by the failure of such systems to be Y2K compliant. Management does not believe that the cost to bring its software products and internal systems into Y2K compliance will have a material adverse effect on the Company's results of operations or financial condition. However, a failure to fully identify all Y2K dependencies in the Company's systems or in the systems of its suppliers, vendors, and financial institutions could have material adverse effect upon the Company, including but not limited to operating results, financial condition and delays in the delivery or sale of products. The Company believes that the likelihood of a disruption in operations related to Y2K issues is remote.

Impact on Revenue. The Company believes the purchasing patterns of existing and potential customers may be affected by Y2K issues. Many companies are expending substantial resources to repair, in some cases temporarily, their current software systems for Y2K compliance. These expenditures may result in an increase in demand for the Company's products. However, there can be no assurance that such increase in

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1999

demand will be realized or that any increase can be sustained beyond the end of the current fiscal year. Consequently, changes in purchasing patterns could have a material adverse effect upon the Company's business, operating results and financial condition.

Expenses Related to Y2K Compliance. The Company has not incurred significant expense in becoming Y2K compliant. Future costs related to Y2K compliance are not expected to have a material adverse effect on the Company's operating results or financial condition.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is presently involved in significant litigation. Five law suits have been filed against the Company during the period from December 1998 through January 1999 seeking class certification and recovery for, among other things, violations of federal securities laws associated with the Company's registration statement and its Form 10-Qs for the first and second quarter of 1998. These lawsuits were filed following the Company's November 4, 1998 press release announcing that it was restating its first and second quarter revenues for 1998 in light of AICPA Statement of Position 97-2, for software revenue recognition requirements. The Company intends to vigorously defend the lawsuits.

The Company is also a defendant in Continental Pacific Corporation v. CPS Systems Inc., et al., pending in the Circuit Court for Lee County, Florida. This suit alleges that three former employees of the plaintiff joined the employment of the Company in violation of their non-competition agreement, and seeks injunctive and monetary relief for the defendants' breaches of the irrespective employment agreements and for the Company's role in soliciting their employment. The three former employees of the plaintiff left the plaintiff and sought other employment due to financial difficulties facing the plaintiff, which caused it to discontinue paying salary and employment benefits to the three individual defendants. Accordingly, the defendants contend that the non-competition agreements at issue in the case are unenforceable. In a preliminary injunction hearing held in the case, the Company and the individual defendants prevailed. The Court refused to enjoin the individual defendants from continuing to work for the Company. The case is presently in discovery, and several key witnesses remain to be deposed. The Company and the individual defendants have filed a motion for summary judgment asking the Court to dismiss the case based on the lack of a genuinely disputed issue of material fact that remains for trial. Although the motion is presently pending, the Company and the defendants do not expect a ruling until discovery in the case has been completed.

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

From time to time, the Company is involved in other litigation relating to claims arising out of its operations in the normal course of business. Except as set forth above, the Company is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial position.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1999

ITEM 2.  CHANGES IN SECURITIES

The Company has established an equity participation plan (the "1997 Equity Participation Plan") to enable executive officers, other key employees, independent directors and consultants of CPS to participate in the ownership of the Company. The 1997 Equity Participation Plan provides for the award to executive officers, other key employees, independent directors and consultants of the Company of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards and provides for the grant to executive officers, other key employees, independent directors and consultants of nonqualified stock options. Awards under the 1997 Equity Participation Plan may provide participants with rights to acquire shares of common stock. A total of 600,000 shares of Common Stock are reserved for issuance pursuant to the 1997 Equity Participation Plan, of which options to purchase 556,600 shares have been granted to certain directors, officers and employees as of March 31, 1999. For the three months ended March 31, 1999, 15,000 options were granted. Options shall become exercisable in three cumulative equal installments. The first installment shall become exercisable on the first anniversary of the date the option was granted. Neither these options, nor the underlying securities, have been registered under the Securities Act of 1933, as amended (the "Securities Act").

The Company has also established the CPS Systems, Inc. Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") to assist employees of the Company in acquiring a stock ownership interest in CPS and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan permits employees to purchase shares of Common Stock through payroll deductions at a price equal to 85% of fair market value. A total of 100,000 shares of Common Stock are reserved for issuance pursuant to the Employee Stock Purchase Plan. A total of 100,000 shares of Common Stock are reserved for issuance pursuant to the Employee Stock Purchase Plan. For the three months ended March 31, 1999, employees have purchased 8,974 shares. Shares purchased under the Employee Stock Purchase Plan are restricted for one year from the date of purchase. These shares have not been registered under the Securities Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of December 31, 1998, the Company was in violation of the note agreement with Hanifen Imhoff Mezzanine Fund, L.P. relating to the Hanifen Loan The violation pertains to the ratio of cash flow to total contractual debt service. Hanifen Imhoff Mezzanine Fund, L.P has waived through September 30, 1999 compliance with this ratio.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

The Company's common stock is listed on the American Stock Exchange under the symbol "SYS". Trading in the stock began on March 25, 1998.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                 MARCH 31, 1999


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit 2.1 Agreement and Plan of Merger dated March 30, 1999 between Tyle Corporation and CPS Systems, Inc.

Exhibit 2.2 Agreement and Plan of Merger Amendment No. 1 dated April 20, 1999 between Tyler Corporation and CPS Systems, Inc.

Exhibit 27.1   Financial Data Schedule


(c) No reports on Form 8-K were filed by CPS SYSTEMS, INC. during the quarter ended March 31, 1999.



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 17, 1999

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