Form 10-Q
period 1999-06-30
CPS SYSTEMS INC
filed 1999-08-16
CIK 1048536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-QSB



_X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to ________

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

                                          Yes      X             No
                                                --------              -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AS OF  AUGUST 10, 1999
                  -----                     ---------------------------------
             Common stock
         Par value $.01 per share                      6,765,337

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              As of       As of
                                                            06/30/99    12/31/98
                                                           (unaudited)
ASSETS
CURRENT ASSETS
     Cash ..............................................   $     83    $    296
     Accounts receivable ...............................      1,345       2,852
     Deferred income tax ...............................      1,555         907
     Inventory .........................................        192         201
     Refundable income taxes ...........................         89         267
     Prepaid expense and other current assets ..........        493         564
                                                           --------    --------
                 Total current assets: .................      3,757       5,087
PROPERTY AND EQUIPMENT .................................        754         790
SOFTWARE DEVELOPMENT COST ..............................      6,114       4,167
OTHER ASSETS
     Costs in excess of net assets acquired ............      1,482       1,623
     Debt issue costs ..................................         38          79
     Other assets ......................................         21          29
                                                           --------    --------
                                                              1,541       1,731
                                                           --------    --------
                                                           $ 12,166    $ 11,775
                                                           ========    ========
LIABILITIES  AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long term debt .................   $  1,050    $  1,050
     Accounts payable ..................................      2,217       1,066
     Note payable ......................................      1,000        --
     Accrued income tax payable ........................         16        --
     Other accrued expenses ............................        611         437
     Customer deposits and unearned revenue ............      3,365       4,013
                                                           --------    --------
                 Total current liabilities: ............      8,259       6,566
OTHER LIABILITIES
     Long-term debt ....................................      1,031       1,023
     Unearned revenue ..................................         14          14
     Other liabilities .................................       --          --
                                                           --------    --------
                 Total long term debt: .................      1,045       1,037
                                                           --------    --------
                 Total Liabilities: ....................      9,304       7,603

COMMITMENTS AND CONTINGENCIES ..........................       --          --
SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized
        10,000,000 shares, none issued and outstanding .       --          --
     Common stock, $.01 par value, 50,000,000 shares
        authorized; 6,754,576 shares issued in 1999
        and 6,734,928 shares issued in 1998 ............         67          67
     Additional paid-in capital ........................      6,820       6,805
     Accumulated deficit ...............................     (4,025)     (2,700)
                                                           --------    --------
                 Total Shareholders' Equity: ...........      2,862       4,172
                                                           --------    --------
                                                           $ 12,166    $ 11,775
                                                           ========    ========




The accompanying notes are an integral part of these balance sheets.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                       1999          1998          1999          1998
                                                       ----          ----          ----          ----
Revenue
           License fees ..........................   $   491       $   402       $   848       $   600
           Recurring maintenance and service fees    $   997       $ 1,053       $ 2,008       $ 2,129
           Product sales .........................   $   270       $   756       $   655       $ 1,399
           Other service fees ....................   $    71       $   271       $   220       $   552
                                                     -------       -------       -------       -------
                                                     $ 1,829       $ 2,482       $ 3,731       $ 4,680

Cost of Revenue
           Product sales .........................   $   225       $   634       $   512       $ 1,133
           Purchased software ....................   $   245       $   228       $   533       $   375
           Distribution ..........................   $     3       $     3       $     8       $     7
                                                     -------       -------       -------       -------
                                                     $   473       $   865       $ 1,053       $ 1,515

                                                     -------       -------       -------       -------
                Gross profit .....................   $ 1,356       $ 1,617       $ 2,678       $ 3,165

Operating Expenses:
           Support and customer service ..........   $ 1,085       $   988       $ 2,176       $ 1,922
           Selling and marketing .................   $   259       $   567       $   492       $ 1,038
           Research and development ..............   $   355       $   164       $   478       $   266
           General and administrative ............   $   719       $   309       $ 1,152       $   768
           Amortization of intangible goodwill ...   $    70       $    70       $   140       $   141
                                                     -------       -------       -------       -------
                                                     $ 2,488       $ 2,098       $ 4,438       $ 4,135

                Earnings(loss) from operations ...   ($1,132)      ($  481)      ($1,760)      ($  970)
                                                     -------       -------       -------       -------

Interest and financing costs .....................   $   113       $    88       $   197       $   333
                                                     -------       -------       -------       -------
                Earnings(loss) before income taxes   ($1,245)      ($  569)      ($1,957)      ($1,303)

Income tax expense(benefit) ......................   ($  416)      ($  192)      ($  633)      ($  452)
                                                     -------       -------       -------       -------
                Net earnings(loss) ...............   ($  829)      ($  377)      ($1,324)      ($  851)
                                                     =======       =======       =======       =======


Net earnings(loss) per common share
     Basic and Diluted ...........................   ($ 0.12)      ($ 0.06)      ($ 0.20)      ($ 0.16)
Weighted average shares used in computing net
earnings(loss) per common share:
     Basic and Diluted ...........................     6,754         6,733         6,757         5,436




The accompanying notes are an integral part of these statements.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                              1999       1998
                                                                        -------------------------
Cash flows from operating activities:
     Net income(loss) ...................................................   $(1,325)   $  (851)
     Adjustments to reconcile net income(loss) to net cash:
        Depreciation and amortization ...................................       382        368
        Adjustment to put warrants ......................................      --          125
        Loss on disposal of property and equipment ......................         7          1
        Accrued interest to shareholders ................................      --            2
        Changes in assets and liabilities, net of business acquired:
            Accounts receivable .........................................     1,506       (502)
            Refundable income taxes .....................................       178       (125)
            Inventories .................................................        10       (105)
            Deferred income tax expense .................................      (648)      (713)
            Prepaid expenses and other current assets ...................        73       (543)
            Accounts payable ............................................     1,151       (598)
            Accrued expenses ............................................       180        793
            Customer deposits and unearned revenue ......................      (648)     1,379
            Income taxes payable ........................................        16        132
            Other liabilities ...........................................      --            5

                          Net cash provided(used) by operating activities   $   882    $  (633)
                                                                            ------------------

Cash Flows from investing activities:
     Purchase of property and equipment .................................       (98)      (249)
     Software development costs .........................................    (2,020)    (1,155)
                                                                            ------------------
                          Net cash used by investing activities .........   $(2,118)   $(1,404)

Cash flows from financing activities:
     Principal payment on long-term debt ................................         8       (855)
     Proceeds from notes payable - Tyler Corporation ....................     1,000       --
     Proceeds from employee stock purchase plan .........................        15       --
     Proceeds from public offering, net of offering cost ................      --        5,867
                                                                            ------------------
                          Net cash provided by financing activities .....   $ 1,023    $ 5,012

Net increase(decrease) in cash ..........................................      (213)     2,976
Cash at beginning of period .............................................       296        327
                                                                            ------------------
Cash at end of period ...................................................   $    83    $ 3,303

Supplementary Cash Flow Disclosure:
     Interest and financing costs paid ..................................   $    63    $   167
     Income taxes paid (refunded), net ..................................   $  (180)   $   200


The accompanying notes are an integral part of these statements.

                        CPS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999



        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE A - BASIS OF PRESENTATION

The interim condensed consolidated financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of June 30, 1999, and the consolidated results of operation for the three months and six months ended June 30, 1999 and 1998. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements and notes be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 15, 1999.

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

NOTE C - SENIOR TERM LOAN

On December 31, 1999, the current portion, approximately $1,100 of a $2,100 senior note payable to Hanifen Imhoff Mezzanine Fund, L.P. (the "Hanifen Loan") becomes due. As of December 31, 1998, the Company was in violation of the note agreement with Hanifen Imhoff Mezzanine Fund, L.P., relating to the Hanifen Loan. The violation pertains to the ratio of cash flow to total contractual debt service. Hanifen Imhoff Mezzanine Fund, L.P has waived through September 30, 1999 compliance with this ratio. As of July 1, 1999, the Company is in violation of the note agreement for failure to make an interest payment of $63, due June 30, 1999.

NOTE D - MERGER AGREEMENT AND TERM LOAN

On March 30, 1999, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with Tyler Technologies (formerly known as "Tyler Corporation" and referred to hereinafter as "Tyler") pursuant to which the Company would merge with and into a wholly owned subsidiary of Tyler. In addition, on March 30, 1999, Tyler loaned $1,000 to the Company, evidenced by a secured promissory note (the "Tyler Loan"). The Tyler Loan is due on October 30, 1999, and has an interest rate of 2% over the prime rate. An interest payment is due June 30, 1999, and the entire principal balance and accrued interest is then due on October 30, 1999. The note is secured by a lien on the Company's assets, subordinate to the Hanifen Loan. As of July 1, 1999, the Company is in violation of the Tyler Loan for non-payment of the interest due on June 30, 1999.

                        CPS SYSTEMS, INC. AND SUBSIDIARY
                                  JUNE 30, 1999

On June 3, 1999, the Company received notice from Tyler of termination of the Merger Agreement. Currently, the Company and Tyler are in active negotiations to find an alternative structure for the transaction.

NOTE E - Backlog

As of June 30, 1999, the Company has a backlog of six contracts representing approximately $3,300 in initial license fees and $1,000 in average annual recurring maintenance revenue. These six contracts are for the Company's property tax billing and collection product ("Collection"), computer-assisted mass appraisal ("CAMA") and interactive voice response system.

On June 1, 1999, the Company and Hillsborough County, Florida ("Hillsborough") reached a mutual agreement to terminate the contract dated February 26, 1998. This contract was to have the Company install its Collection product for licensed use by Hillsborough. Upon cancellation of the contract, the Company retains the $274 Hillsborough paid to the Company pursuant to the terms of the contract. However, in the event Hillsborough purchases the Collection product from the Company prior to January 1, 2001, then the Company will credit Hillsborough with $266 against the payment of the license fee for the newly purchased software.

One of  the  backlog  contracts  has a  clause  in the  contract  providing  for liquidating damages under limited circumstances. Circumstances triggering damages include failure to complete installation of the CAMA and Collection products by January 1, 1999 and March 1, 1999, respectively. Liquidating damages accumulate until live production of the systems. As of June 30, 1999, the Company may be subject to a potential liquidating damages claim of approximately $1,300. The Company does not believe it is subject to the claim for liquidating damages and is currently negotiating with the county to resolve the matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

This section of the Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results for future periods could differ materially from those discussed in this section as a result of the various risks and uncertainties discussed herein. A comprehensive summary of such risks and uncertainties can be found in the Company's filings with the Securities and Exchange Commission from time to time, including the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on April 15, 1999. All dollar amounts are expressed in thousands, except per share amounts. The financials results reflected in this Item 2 are unaudited.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1999

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                   THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                         1999         1998         1999         1998
                                                         ----         ----         ----         ----
Revenue
           License fees ...........................      26.8%        16.2%        22.7%        12.8%
           Recurring maintenance and service fees .      54.5%        42.4%        53.8%        45.5%
           Product sales ..........................      14.8%        30.5%        17.6%        29.9%
           Other service fees .....................       3.9%        10.9%         5.9%        11.8%
                                                      -------      -------      -------      -------
                Total Revenue .....................     100.0%       100.0%       100.0%       100.0%
                                                      -------      -------      -------      -------

Cost of Revenue
           Product sales ..........................      12.3%        25.5%        13.7%        24.2%
           Purchased software .....................      13.4%         9.2%        14.3%         8.0%
           Distribution ...........................       0.2%         0.1%         0.2%         0.1%
                                                      -------      -------      -------      -------
                Total Cost of Sales ...............      25.9%        34.8%        28.2%        32.3%
                                                      -------      -------      -------      -------

                Gross profit ......................      74.1%        65.2%        71.8%        67.7%

Operating Expenses:
           Support and customer service ...........      59.3%        39.8%        58.3%        41.1%
           Selling and marketing ..................      14.2%        22.8%        13.2%        22.2%
           Research and development ...............      19.4%         6.6%        12.8%         5.7%
           General and administrative .............      39.3%        12.5%        30.9%        16.4%
           Amortization of intangible goodwill ....       3.8%         2.8%         3.8%         3.0%
                                                      -------      -------      -------      -------

                 Total Operating Expense ..........     136.0%        84.5%       119.0%        88.4%
                                                      -------      -------      -------      -------

                 Earnings(loss) from operations ...    (61.9)%       (19.3)%      (47.2)%      (20.7)%

Interest and financing costs ......................       6.2%         3.5%         5.3%         7.1%
                                                      -------      -------      -------      -------
                 Earnings(loss) before income taxes     (68.1)%      (22.8)%      (52.5)%      (27.8)%

Income tax expense(benefit) .......................     (22.7)%       (7.7)%      (17.0)%       (9.7)%
                                                      -------      -------      -------      -------
                 Net earnings(loss) ...............     (45.4)%      (15.1)%      (35.5)%      (18.1)%
                                                      =======      =======      =======      =======

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1999


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

REVENUE

The Company's revenue includes revenue of license fees, recurring maintenance and service fees, product sales, and other service fees. The Company's total revenue was $1,829 for the three months ended June 30, 1999 compared to $2,482 for the three months ended June 30, 1998, a decrease of $653 or 26.3%. This decrease was primarily due to a decrease in remittance processing ("RPS") hardware, software and installation sales. The decrease was partially offset by an increase in a new Collection installation.

 License Fees. The Company's revenue from license fees was $491 for the three months ended June 30, 1999 compared to $402 for the three months ended June 30, 1998, an increase of $89 or 22.1%. The increase was primarily due to a new Collection installation. This increase was partially offset by a decrease in RPS third party software sales. The Company currently has a backlog of six contracts representing approximately $3,300 in initial license fees.

 Recurring Maintenance and Service Fees. The Company's revenue from recurring fees was $997 for the three months ended June 30, 1999 compared to $1,053 for the three months ended June 30, 1998, a decrease of $56 or 5.3%. The decrease was primarily due to a decline in hardware and city and municipal software ("City") maintenance. The hardware maintenance decline is associated with hardware manufacturers offering longer extended warranties, declining costs of hardware and the Company's belief that some customers no longer view hardware maintenance as a mission critical need for all components. The decline of City maintenance (approximately $34) is due to the reduction of City contracts. The Company currently has a backlog of six contracts representing approximately $1,000 in average annual recurring maintenance revenue.

 Product Sales. Revenue from product sales was $270 for the three months ended June 30, 1999 compared to $756 for the three months ended June 30, 1998, a decrease of $486 or 64.3%. This decrease is primarily due to a decrease in RPS product sales and, to a lesser extent, product sales for Collection systems and the hardware parts and repair ("Systems Engineering") group.

Other Service Fees. Revenue from other service fees was $71 for the three months ended June 30, 1999 compared to $271 for the three months ended June 30, 1998, a decrease of $200 or 73.8%. This decrease was primarily due to decreased RPS installation sales.

COST OF REVENUE

The Company's cost of revenue includes the cost of hardware product sales, the cost of purchased software, amortization of software development cost and distribution costs. The total cost of revenue was $473 for the three months ended June 30, 1999 compared to $865 for the three months ended June 30, 1998, a decrease of $392 or 45.3%. This yielded a gross profit margin of 74.1% for the three months ended June 30, 1999 compared to a gross profit margin of 65.2% for the three months ended June 30, 1998. The decrease in total cost of revenue was primarily associated with a decrease in the revenue from product sales. This decrease was offset by additional costs to resolve RPS third-party software issues for existing customers.

Product Sales. The cost of product sales was $225, or approximately 83.3% of product sales, for the three months ended June 30, 1999 compared to $634, or approximately 83.9% of product sales, for the three months ended June 30, 1998, a decrease of $409 or 64.5%. This decrease was primarily due to a decrease in product sales revenue of 64.3% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1999


Software. Cost of software includes purchased software as well as the amortization of capitalized software development costs. The cost of software was $245 or approximately 49.9% of license fees, for the three months ended June 30, 1999 compared to $228, or approximately 56.7% of license fees, for the three months ended June 30, 1998, an increase of $17 or 7.5%. This increase was primarily due to the increase in cost of RPS software installations. The Company incurred additional costs to resolve RPS third-party software issues for existing customers. Amortization of software development cost was $41 for the three months ended June 30, 1999 and $34 for the three months ended June 30, 1998.

Distribution.  The  cost  associated  with   distribution  were $3 for the three
months ended June 30, 1999 compared to $3 for the three months ended June 30, 1998.

OPERATING EXPENSES

The Company's operating expenses includes support and customer service, selling and marketing, research and development, general and administrative, and amortization of intangible goodwill.

Support and Customer Service. Expenses related to support and customer service were $1,085 for the three months ended June 30, 1999 compared to $988 for the three months ended June 30, 1998, an increase of $97 or 9.8%. This increase resulted from an increase in salaries and hiring to enhance customer service.

Selling and Marketing. The Company's selling and marketing expenses were $259 for the three months ended June 30, 1999 compared to $567 for the three months ended June 30, 1998, a decrease of $308 or 54.3%. This decrease was due to a decrease in the numbers of sales and marketing personnel and expenses related to developing new markets. In November 1998, the Company decided to focus on its core products and core markets in an effort to grow these areas.

Research and Development. Research and development expenses were $355 for the three months ended June 30, 1999 compared to $164 for the three months ended June 30, 1998, an increase of $191 or 116.5%. These expenses are comprised primarily of salaries as well as amounts paid to outside consultants to supplement continuing product enhancement efforts. The increase resulted from movement of personnel from the capitalization projects to research and development expensed assignments.

General and Administrative. General and administrative expenses were $719 for the three months ended June 30, 1999 compared to $309 for the three months ended June 30, 1998, an increase of $410 or 132.7%. This increase was primarily due to an increase in legal expenses related to claims arising out of the Company's operations and the five class-action lawsuits filed against the Company during the period from December 1998 through January 1999.

Amortization of Goodwill. The Company incurred a non-cash expense related to the 1994 acquisition of the Company by a private investor group of $70 for the three months ended June 30, 1999 compared to $70 for the three months ended June 30, 1998.

EARNINGS FROM OPERATIONS

Loss from operation was $1,132 or (61.9%) of revenue, for the three months ended June 30, 1999, compared to a loss from operations of $481 or (19.4%) for the three months ended June 30, 1998. This decrease in earnings from operations of $651 was primarily due to a decrease of 26.3% in total revenue for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 and to an increase in operating expenses of 18.6% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1999

NON-OPERATING EXPENSES

Interest and Financing Costs. The Company's interest expense and financing cost was $113 for the three months ended June 30, 1999 compared to $88 for the three months ended June 30, 1998, an increase of $25 or 28.4%. This increase was primarily attributed to interest expense accrued on the Tyler Loan for the three months ended June 30, 1999.

Provisions for Income Taxes. The Company's provision for income tax benefit was $416 for the three months ended June 30, 1999 compared to $192 for the three months ended June 30, 1998, an increase of $224. This increase was attributable primarily to decreased earnings from operations. The income tax provision is higher than income taxes determined by applying the applicable statutory rates primarily due to non-deductible amortization of goodwill and non-deductible put warrant adjustments.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998


REVENUE

The Company's revenue includes revenue of license fees, recurring maintenance and service fees, product sales, and other service fees. The Company's total revenue was $3,731 for the six months ended June 30, 1999 compared to $4,680 for the six months ended June 30, 1998, a decrease of $949 or 20.3%. This decrease was due to a decrease in RPS hardware, software and installation sales. The decrease was partially offset by an increase in new Collection installations.

License Fees. The Company's revenue from license fees was $848 for the six months June 30, 1999 compared to $600 for the six months ended June 30, 1998, an increase of $248 or 41.3%. The increase was primarily due to an increase in new Collection installations. This increase, to a lesser extent, was partially offset by a decrease in RPS third party license fee sales. The Company currently has a backlog of six contracts representing approximately $3,300 in initial license fees.

Recurring Maintenance and Service Fees. The Company's revenue from recurring fees was $2,008 for the six months ended June 30, 1999 compared to $2,129 for the six months ended June 30, 1998, a decrease of $121 or 5.7%. The decrease was primarily due to a decline in hardware maintenance and to a lesser extent a decline in City software maintenance. The hardware maintenance decline is associated with hardware manufacturers offering longer extended warranties, declining costs of hardware and the Company's belief that some customers no longer view hardware maintenance as a mission critical need for all components. The decline of City maintenance (approximately $21) is due to the reduction of City contracts. The Company currently has a backlog of six contracts representing approximately $1,000 in average annual recurring maintenance revenue.

Product Sales. Revenue from product sales was $655 for the six months ended June 30, 1999 compared to $1,399 for the six months ended June 30, 1998, a decrease of 744 or 53.2%. This decrease is primarily due to a decrease in RPS product sales and to a lesser extent a decrease in Collection product sales.

Other Service Fees. Revenue from other service fees was $220 for the six months ended June 30, 1999 compared to $552 for the six months ended June 30, 1998, a decrease of $332 or 60.1%. This decrease was primarily due to decreased RPS installation sales.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1999

COST OF REVENUE

The Company's cost of revenue includes the cost of hardware product sales, the cost of purchased software, amortization of software development cost and distribution costs. The total cost of revenue was $1,053 for the six months ended June 30, 1999 compared to $1,515 for the six months ended June 30, 1998, a decrease of $462 or 30.5%. This yielded a gross profit margin of 71.8% for the six months ended June 30, 1999 compared to a gross profit margin of 67.7% for the six months ended June 30, 1998. This decrease in cost of revenue was primarily attributed to a decrease in product sales of 53.2% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The decrease was partially offset by an increase in purchases software from 8.0% of total revenue for the six months ended June 30, 1998 to 14.3% of total revenue for the six months ended June 30, 1999.

Product Sales. The cost of product sales was $512, or approximately 78.2% of product sales, for the six months ended June 30, 1999 compared to $1,133, or approximately 81.0% of product sales, for the six months ended June 30, 1998, a decrease of $621 or 54.8%. This decrease was primarily due to costs associated with a decrease in sales of hardware for RPS and to a lesser extent Collection.

Purchased Software. Cost of software includes purchased software as well as the amortization of capitalized software development costs. The cost of software was $533, or approximately 62.9% of license fees, for the six months ended June 30, 1999 compared to $375, or approximately 62.5% of license fees, for the six months ended June 30, 1998, an increase of $158 or 42.1%. This increase was primarily due to the increase in cost of RPS software installations. The Company has incurred additional costs to correct RPS third-party software issues for existing customers. Amortization of software development cost was $71 for the six months ended June 30, 1999 and $67 for the six months ended June 30, 1998.

Distribution. The costs associated with distribution were $8 for the six months ended June 30, 1999 compared to $7 for the six months ended June 30, 1998, an increase of $1 or 14.3%.

OPERATING EXPENSES

The Company's operating expenses includes support and customer service, selling and marketing, research and development, general and administrative, and amortization of intangible goodwill & non-compete agreements.

Support and Customer Service. Expenses related to support and customer service were $2,176 for the six months ended June 30, 1999 compared to $1,922 for the six month ended, June 30, 1998, an increase of $254 or 13.2%. This increase resulted from an increase in salaries and hiring to enhance customer service.

Selling and Marketing. The Company's selling and marketing expenses were $492 for the six months ended June 30, 1999 compared to $1,038 for the six months ended June 30, 1998, an decrease of $546 or 52.6%. This decrease was due to a decrease in the numbers of sales and marketing personnel and expenses related to developing new markets. In November 1998, the Company decided to focus on its core products and core markets in an effort to grow these areas.

Research and Development. Research and development expenses were $478 for the six months ended June 30, 1999 compared to $266 for the six months ended June 30, 1998, an increase of $212 or 79.7%. These expenses are comprised primarily of salaries as well as amounts paid to outside consultants to supplement continuing product enhancement efforts. The increase resulted from movement of personnel from the capitalization projects to research and development expensed assignments.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1999

General and Administrative. General and administrative expenses were $1,152 for the six months ended June 30, 1999 compared to $768 for the six months ended June 30, 1998, an increase of $384 or 50.0%. This increase was primarily due to an increase in legal fees. To a lesser extent the increase is associated with increased employee benefits and travel and insurance activity created by the IPO.

Amortization of Goodwill and Non-compete Agreements. The Company incurred a non-cash expense related to the 1994 acquisition of the Company by a private investor group of $140 for the six months ended June 30, 1999 compared to $141 for the six months ended June 30, 1998, a decrease of approximately $1 or 0.7%.

EARNINGS FROM OPERATIONS

Earnings from operation was a loss of $1,760 or (47.2%) of revenue, for the six months ended June 30, 1999, compared to a loss of $970, or (20.7%) of revenue, for the six months ended June 30, 1998. This decrease in earnings from operations of $790 was primarily due to the decrease of sales in the RPS group coupled with increased cost to correct RPS third-party software issues for existing customers. To a lesser extent the decrease is attributed to a 5.7% decrease in recurring maintenance and service fees revenue and a 7.3% increase in operating expenses for the six months ended June 30, 1999 compared to June 30, 1998.

NON-OPERATING EXPENSES

Interest and Financing Costs. The Company's interest expense and financing cost was $197 for the six months ended June 30, 1999 compared to $333 for the six months ended June 30, 1998, an decrease of $136 or 40.8%. This increase was primarily attributed to a put warrant adjustment of $131 made during the six months ended June 30, 1998.

Income Tax Expense. The Company's provision for income tax benefit was $633 for the six months ended June 30, 1999 compared to $452 for the six months ended June 30, 1998, an increase of $181. This increase was attributable primarily to decreased earnings from operations. The income tax provision is higher than income taxes determined by applying the applicable statutory rates primarily due to non-deductible amortization of goodwill and non-deductible put warrant adjustments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balances were $83 and $3,303 as of June 30, 1999, and June 30, 1998, respectively. The Company's operating activities provided cash of $882 and used cash of $633 during the six months ended June 30, 1999 and June 30, 1998, respectively. The Company's source of cash during the six months ended June 30, 1999 was primarily attributable to a reduction in accounts receivable of $1,506 and an increase to accounts payable of $1,151. These increases to cash were offset by a decrease to net income of $1,325 and to customer deposits and unearned revenue of $648 and an increase in deferred income tax of $648.


The Company used cash of $2,118 and $1,404 for investing activities during the six months ended June 30, 1999 and June 30, 1998, respectively. Investing activities have consisted principally of the acquisition of property and equipment and capitalized software development cost. The increase was primarily attributable to increases in capitalized software development cost.

The Company's financing activities provided cash of $1,023 for the six months ended June 30, 1999 and $5,012 for the six months ended June 30, 1998. On March 30, 1999, the Company executed the Merger Agreement with Tyler pursuant to which the Company would merge with and into a wholly owned subsidiary of Tyler. Also, on March 30,

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1999

1999, Tyler loaned $1,000 to the Company, evidenced by a secured promissory note. On June 3, 1999, the Company received notice from Tyler of termination of the Merger Agreement. The Company and Tyler are in active negotiations to find an alternative structure for the transaction. The Company is in violation of the Tyler Loan for failure to make an interest payment of $25, due June 30, 1999.

On July 13, 1999, the Company received a loan of $147 from its Chairman of the Board and C.E.O., Paul E. Kana. Also, on July 30, 1999 Sidney H. Cordier a member of the Company's Board of Directors loaned the Company $40. Both loans ("Director Loans"), subordinate to the Hanifen Loan and Tyler Loan, were evidenced by secured promissory notes that have an interest rate of 2% over the prime rate. Interest payments are due September 30, 1999, and the entire principal with accrued interest is then due on December 31, 1999.

On December 31, 1999, the current portion, $1,050, of a $2,100 senior note payable to Hanifen Imhoff Mezzanine Fund, L.P. under the Hanifen Loan becomes due. As of December 31, 1998, the Company was in violation of the note agreement with Hanifen Imhoff Mezzanine Fund, L.P. The violation pertains to the ratio of cash flow to total contractual debt service. Hanifen Imhoff Mezzanine Fund, L.P. has waived through September 30, 1999 compliance with this ratio. The Company is in violation of the note agreement for failure to make an interest payment of $63, due June 30, 1999.

The Tyler Loan, originally due on September 30, 1999, has been extended by agreement of the parties until October 30, 1999. The interest rate remains 2% over the prime rate. An interest payment is still due June 30, 1999, but the entire principal balance and accrued interest is next due on October 30, 1999. The note is secured by a lien on the Company's assets, subordinate to the Hanifen Loan. The Company believes that proceeds from the Tyler Loan and the Director Loans when combined with its cash balances and cash generated from operations will satisfy the Company's working capital, business development and capital expenditure requirements through August 31, 1999. At the time of filing Form 10-QSB for the quarter ended March 31, 1999 on May 14, 1999, the Company anticipated timely receipt of milestone payments under certain existing contracts. Payments were not forthcoming, resulting in a revision of the Company's liquidity estimate. Moreover, unexpected delays in development and installation have resulted in deferral of certain revenue previously anticipated to be received in the second quarter. The Company expects to complete all installations on the backlog contracts and receive payment therefor by the end of the fiscal year. There can be no assurances, however, that the Company will have sufficient working capital to satisfy all of the anticipated needs after August 31, 1999. Due to increased costs, delays in receivable collections and opportunities for growth or expansion, the Company believes it will have insufficient resources to satisfy all of its obligations, working capital, business development and capital expenditure requirements after August 31, 1999 without immediate additional sources of liquidity through equity offerings or debt financing.

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

                       CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1999

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

Impact on Revenue. The Company believes the purchasing patterns of existing and potential customers may be affected by Y2K issues. Many companies are expending substantial resources to repair, in some cases temporarily, their current software systems for Y2K compliance. These expenditures may result in an increase in demand for the Company's products. However, there can be no assurance that such increase in demand will be realized or that any increase can be sustained beyond the end of the current fiscal year. Consequently, changes in purchasing patterns could have a material adverse effect upon the Company's business, operating results and financial condition.

Expenses Related to Y2K Compliance. The Company has not incurred significant expense in becoming Y2K compliant. Future costs related to Y2K compliance are not expected to have a material adverse effect on the Company's operating results or financial condition.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is presently involved in material litigation. Five law suits, now consolidated into a single proceeding, have been filed against the Company in United States District Court for the Northern District of Texas during the period from December 1998 through January 1999. The plaintiffs are seeking class certification and recovery for, among other things, violations of federal securities laws associated with the Company's registration statement and its Form 10-Qs for the first and second quarter of 1998. These lawsuits were filed following the Company's November 4, 1998 press release announcing that it was restating its first and second quarter revenues for 1998 in light of AICPA Statement of Position 97-2, for software revenue recognition requirements. The Company has filed a motion for dismissal in each suit. The motion is presently pending. The Company intends to vigorously defend the lawsuits.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1999

The Company is also a defendant in Continental Pacific Corporation v. CPS Systems Inc., et al., pending in the Circuit Court for Lee County, Florida. This suit, instituted February 1998, alleges that three former employees of the plaintiff joined the employment of the Company in violation of their non-competition agreement, and seeks injunctive and monetary relief for the defendants' breaches of the irrespective employment agreements and for the Company's role in soliciting their employment. The three former employees of the plaintiff left the plaintiff and sought other employment due to financial difficulties facing the plaintiff, which caused it to discontinue paying salary and employment benefits to the three individual defendants. Accordingly, the defendants contend that the non-competition agreements at issue in the case are unenforceable. In a preliminary injunction hearing held in the case, the Company and the individual defendants prevailed. The Court refused to enjoin the individual defendants from continuing to work for the Company. The case is presently in discovery, and several key witnesses remain to be deposed. The Company and the individual defendants have filed a motion for summary judgment asking the Court to dismiss the case based on the lack of a genuinely disputed issue of material fact that remains for trial. Although the motion is presently pending, the Company and the defendants do not expect a ruling until discovery in the case has been completed.

The Company is a third party defendant in Civitas Bank v. Smith v. CPS, instituted June 1999, in which the finance company alleges that Okaloosa County, Florida breached its obligations thereto under the terms of its financing agreement for the purchase of CPS software. Okaloosa County, contending it failed to comply with the terms of its agreement because CPS breached its purchase agreement with the County, filed a third party complaint against the Company. The Company's answer is due in September 1999 and it intends to deny contractual liability and defend itself vigorously.

From time to time, the Company is involved in other litigation relating to claims arising out of its operations in the normal course of business. Except as set forth above, the Company is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial position.

The Company has also been notified by Peoria County, Illinois of the County's termination of the contract between the Company and the county and the county's intention to recover the customer deposit of $340,000. The outstanding receivable is not recognized as current income but is instead booked to deferred revenue. The Company has reviewed the notice and the contract and determined the county's termination was not warranted.


ITEM 2.  CHANGES IN SECURITIES

The Company has established an equity participation plan (the "1997 Equity Participation Plan") to enable executive officers, other key employees, independent directors and consultants of CPS to participate in the ownership of the Company. The 1997 Equity Participation Plan provides for the award to executive officers, other key employees, independent directors and consultants of the Company of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards and provides for the grant to executive officers, other key employees, independent directors and consultants of nonqualified stock options. Awards under the 1997 Equity Participation Plan may provide participants with rights to acquire shares of common stock. A total of 600,000 shares of Common Stock are reserved for issuance pursuant to the 1997 Equity Participation Plan, of which options to purchase 527,100 shares have been granted to certain directors, officers and employees as of June 30, 1999. Options shall become exercisable in three cumulative equal installments. The first installment shall become exercisable on the first anniversary of the date the option was granted. Neither these options, nor the underlying securities, have been registered under the Securities Act of 1933, as amended (the "Securities Act").

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1999

The Company has also established the CPS Systems, Inc. Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") to assist employees of the Company in acquiring a stock ownership interest in CPS and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan permits employees to purchase shares of Common Stock through payroll deductions at a price equal to 85% of fair market value. A total of 100,000 shares of Common Stock are reserved for issuance pursuant to the Employee Stock Purchase Plan. A total of 100,000 shares of Common Stock are reserved for issuance pursuant to the Employee Stock Purchase Plan. For the three months ended June 30, 1999, employees have purchased 10,674 shares. Shares purchased under the Employee Stock Purchase Plan are restricted for one year from the date of purchase. These shares have not been registered under the Securities Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of December 31, 1998, the Company was in violation of the note agreement with Hanifen Imhoff Mezzanine Fund, L.P. relating to the Hanifen Loan. The violation pertains to the ratio of cash flow to total contractual debt service. Hanifen Imhoff Mezzanine Fund, L.P has waived through September 30, 1999 compliance with this ratio. As of June 30, 1999, the Company was in violation of the note agreement with Hanifen Imhoff Mezzanine Fund, L.P. relating to the Hanifen Loan and the secured promissory note with Tyler relating to the Tyler Loan. The violations pertain to non-payment of interest due June 30, 1999.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

The Company's common stock is listed on the American Stock Exchange under the symbol "SYS". Trading in the stock began on March 25, 1998.

On June 14, 1999, R. Harris Turner resigned from the Board of Directors of the Company, for personal reasons which would limit the time necessary to devote to the Company.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit 27.1               Financial Data Schedule


(c) No reports on Form 8-K were filed by CPS SYSTEMS, INC. during the quarter ended June 30, 1999.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                                  JUNE 30, 1999

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 16, 1999

                                /s/ PAUL E. KANA
                                -----------------------------------------------
                                Paul E. Kana
                                CHAIRMAN OF THE BOARD OF DIRECTORS,
                                CHIEF EXECUTIVE OFFICER
                                AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)


                                   /s/ KEVIN L. FIGGE
                                -----------------------------------------------
                                Kevin L. Figge
                                VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)