Form 10QSB
period 1999-09-30
CPS SYSTEMS INC
filed 1999-11-15
CIK 1048536

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-QSB



X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________

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

                                          Yes      X             No
                                               --------              -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                     OUTSTANDING AS OF  NOVEMBER 12, 1999
                  -----                     ------------------------------------
             Common stock
         Par value $.01 per share                        6,777,685

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           As of        As of
                                                       Sept 30, 1999  Dec 31, 1998
                                                         (unaudited)
ASSETS
CURRENT ASSETS
     Cash ..............................................   $     48    $    296
     Accounts receivable ...............................      1,624       2,852
     Deferred income tax ...............................      1,967         907
     Inventory .........................................        135         201
     Refundable income taxes ...........................         89         267
     Prepaid expense and other current assets ..........        381         564
                                                           --------    --------
                 Total current assets: .................      4,244       5,087
PROPERTY AND EQUIPMENT .................................        719         790
SOFTWARE DEVELOPMENT COST ..............................      6,797       4,167
OTHER ASSETS
     Costs in excess of net assets acquired ............      1,412       1,623
     Debt issue costs ..................................         17          79
     Other assets ......................................         27          29
                                                           --------    --------
                                                              1,456       1,731
                                                           --------    --------
                                                           $ 13,216    $ 11,775
                                                           ========    ========
LIABILITIES  AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long term debt .................   $  1,050    $  1,050
     Accounts payable - Trade ..........................      2,476       1,066
     Note payable ......................................      1,200        --
     Note payable - Related parties ....................        722        --
     Accrued income tax payable ........................         35        --
     Other accrued expenses ............................        702         437
     Customer deposits and unearned revenue ............      4,049       4,013
                                                           --------    --------
                 Total current liabilities: ............     10,234       6,566
OTHER LIABILITIES
     Long-term debt ....................................      1,035       1,023
     Unearned revenue ..................................         14          14
     Other liabilities .................................       --          --
                                                           --------    --------
                 Total long term debt: .................      1,049       1,037
                                                           --------    --------
                 Total Liabilities: ....................     11,283       7,603

COMMITMENTS AND CONTINGENCIES ..........................       --          --
SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value; authorized
        10,000,000 shares, none issued and outstanding .       --          --
     Common stock, $.01 par value, 50,000,000 shares
        authorized; 6,765,337 shares issued in 1999
        and 6,734,928 shares issued in 1998 ............         68          67
     Additional paid-in capital ........................      6,831       6,805
     Accumulated deficit ...............................     (4,966)     (2,700)
                                                           --------    --------
                 Total Shareholders' Equity: ...........      1,933       4,172
                                                           --------    --------
                                                           $ 13,216    $ 11,775
                                                           ========    ========

The accompanying notes are an integral part of these balance sheets.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                              THREE MONTHS ENDED SEPT 30,  NINE MONTHS ENDED SEPT 30,
                                                       1999       1998       1999       1998
                                                       ----       ----       ----       ----
Revenue
           License fees .........................   $   165    $   327    $ 1,013    $   927
           Recurring maintenance and service fees   $   946    $ 1,136    $ 2,954    $ 3,265
           Product sales ........................   $   149    $   642    $   804    $ 2,041
           Other service fees ...................   $   119    $   356    $   339    $   908
                                                    ------------------    ------------------
                                                    $ 1,379    $ 2,461    $ 5,110    $ 7,141

Cost of Revenue
           Product sales ........................   $   102    $   476    $   614    $ 1,609
           Purchased software ...................   $   152    $   309    $   685    $   684
           Distribution .........................   $     1    $    10    $     9    $    17
                                                    ------------------    ------------------
                                                    $   255    $   795    $ 1,308    $ 2,310
                                                    ------------------    ------------------

                Gross profit ....................   $ 1,124    $ 1,666    $ 3,802    $ 4,831

Operating Expenses:
           Support and customer service .........   $ 1,100    $ 1,018    $ 3,276    $ 2,940
           Selling and marketing ................   $   249    $   593    $   741    $ 1,631
           Research and development .............   $   402    $     7    $   880    $   273
           General and administrative ...........   $   521    $   492    $ 1,673    $ 1,260
           Amortization of intangible goodwill ..   $    70    $    70    $   210    $   211
                                                    ------------------    ------------------
                                                    $ 2,342    $ 2,180    $ 6,780    $ 6,315

                Loss from operations ............   ($1,218)   ($  514)   ($2,978)   ($1,484)
                                                    ------------------    ------------------

Interest and financing costs ....................   $   125    $    54    $   322    $   387
                                                    ------------------    ------------------
                Loss before income taxes ........   ($1,343)   ($  568)   ($3,300)   ($1,871)

Income tax benefit ..............................   ($  403)   ($  191)   ($1,036)   ($  643)
                                                    ------------------    ------------------
                Net loss ........................   ($  940)   ($  377)   ($2,264)   ($1,228)
                                                    ==================    ==================


Net loss per common share
     Basic and Diluted ..........................   ($ 0.14)   ($ 0.06)   ($ 0.34)   ($ 0.21)
Weighted average shares used in computing net
loss per common share:
     Basic and Diluted ..........................     6,764      6,733      6,754      5,790

        The accompanying notes are an integral part of these statements.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                             NINE MONTHS ENDED SEPT 30,
                                                                                  1999       1998
                                                                             --------------------------
Cash flows from operating activities:
     Net loss ...............................................................   $(2,266)   $(1,229)
     Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
        Depreciation and amortization .......................................       577        555
        Adjustment to put warrants ..........................................        --        125
        Loss on disposal of property and equipment ..........................         7          1
        Accrued interest to shareholders ....................................        --          2
        Changes in assets and liabilities, net of business acquired:
            Accounts receivable .............................................     1,228     (2,415)
            Refundable income taxes .........................................       178       (125)
            Inventories .....................................................        66         12
            Deferred income tax expense .....................................    (1,060)      (912)
            Prepaid expenses and other current assets .......................       179       (556)
            Accounts payable ................................................     1,945       (151)
            Accrued expenses ................................................       283        347
            Customer deposits and unearned revenue ..........................        36      3,354
            Income taxes payable ............................................        35         37
            Other liabilities ...............................................        --          9
                                                                                ------------------
                          Net cash provided by (used in) operating activities   $ 1,208    $  (947)

Cash Flows from investing activities:
     Purchase of property and equipment .....................................      (124)      (416)
     Software development costs .............................................    (2,746)    (2,318)
                                                                                ------------------
                          Net cash used in investing activities .............   $(2,870)   $(2,734)

Cash flows from financing activities:
     Principal payment on long-term debt ....................................        --       (855)
     Proceeds from notes payable - Tyler Corporation ........................     1,000         --
     Proceeds from notes payable - Tyler Corporation ........................       200
     Proceeds from notes payable - Director's ...............................       187
     Proceeds from employee stock purchase plan .............................        27         --
     Proceeds from public offering, net of offering cost ....................        --      5,768
                                                                                ------------------
                          Net cash provided by financing activities .........   $ 1,414    $ 4,913

Net increase(decrease) in cash ..............................................      (248)     1,234
Cash at beginning of period .................................................       296        327
                                                                                ------------------
Cash at end of period .......................................................   $    48    $ 1,561

Supplementary Cash Flow Disclosure:
     Interest and financing costs paid ......................................   $    63    $   198
     Income taxes paid (refunded), net ......................................   $  (180)   $   200

        The accompanying notes are an integral part of these statements.

                        CPS SYSTEMS, INC. AND SUBSIDIARY
                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE A - BASIS OF PRESENTATION

The interim condensed consolidated financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position as of September 30, 1999, and the consolidated results of operation for the three months and nine months ended September 30, 1999 and 1998. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements and notes be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 15, 1999.

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

NOTE C - SENIOR TERM LOAN

On December 31, 1999, the current portion, approximately $1,100 of a $2,100 senior note payable to Hanifen Imhoff Mezzanine Fund, L.P. (the "Hanifen Loan") becomes due. As of December 31, 1998, the Company was in violation of the note agreement with Hanifen Imhoff Mezzanine Fund, L.P., relating to the Hanifen Loan. The violation pertains to the ratio of cash flow to total contractual debt service. Hanifen Imhoff Mezzanine Fund, L.P has waived through September 30, 1999 compliance with this ratio. As of September 30, 1999 the Company is in violation of the loan agreement's covenant ratios. Since July 1, 1999, the Company is also in default of the note agreement for failure to make interest payments of $63, due June 30 and September 30, 1999.

NOTE D - MERGER AGREEMENT AND TERM LOAN

On March 30, 1999, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with Tyler Technologies (formerly known as "Tyler Corporation" and referred to hereinafter as "Tyler") pursuant to which the Company would merge with and into a wholly owned subsidiary of Tyler. Also on March 30, 1999, Tyler loaned $1,000 to the Company, evidenced by a secured promissory note. On June 3, 1999, the Company received notice from Tyler of termination of the Merger Agreement. On August 23, 1999, Tyler loaned $200 to the Company, also evidenced by a secured promissory note (the March 30, 1999 and August 23, 1999 loans collectively referred to hereinafter as the "Tyler Loans"). The Tyler Loans, bearing interest at a rate of 2% over the prime rate due June 30, 1999 and October 30, 1999, were due on October 30, 1999. The note is secured by a lien on the Company's assets, subordinate to the Hanifen Loan.

                        CPS SYSTEMS, INC. AND SUBSIDIARY
                               SEPTEMBER 30, 1999


As of September 30, 1999, the Company is in default of the Tyler Loans for non-payment of the interest due on June 30, 1999. As of October 30, 1999 the Company is also in default for non-payment of the entire principal balance and accrued interest due on October 30, 1999.

NOTE E - TERM LOAN

On July 13, 1999, the Company received a loan of $147 from its Chairman of the Board and C.E.O., Paul E. Kana. Also, on July 30, 1999 Sidney H. Cordier a member of the Company's Board of Directors loaned the Company $40. Both loans, subordinate to the Hanifen Loan and Tyler Loans, were evidenced by secured promissory notes that have an interest rate of 2% over the prime rate. Interest payments are due September 30, 1999, and the entire principal with accrued interest is then due on December 31, 1999. As of September 30, 1999 the Company is in violation for non-payment of the accrued interest due on September 30, 1999.

On August 25, 1999, the Company converted $535 of accounts payable and accrued expenses owed to Schreeder, Wheeler & Flint, LLP, into a secured promissory note (the "Schreeder Loan"). Schreeder, Wheeler & Flint is the Company's legal counsel. The Schreeder Loan has an interest rate of 8%. The entire principal balance and accrued interest is due on August 1, 2000. The note is secured by a lien on the Company's assets, subordinate to the Hanifen Loan and Tyler Loans.

NOTE F - MAJOR VENDOR

The Company currently employs a contractor, Majesco Software, Inc., to assist in the development of certain Company software projects. The outstanding balance owed in accounts payable and other accrued expenses is $1,814. The payment terms are net 90 days. The Company is in violation due to delinquent payment of invoices. As of September 30, 1999, the amount owed over 90 days is $1,177. The Company has agreed to make weekly payments to Majesco Software so that the outstanding balance does not increase as new invoices are received. If the Company did not meet this obligation then the contractor may not provide services. As of September 30, 1999 the contractor has 12 on-shore and 10 off-shore employees working on certain software projects. If the contractor were to halt services, completion of the software projects would be delayed.

NOTE G - CUSTOMER DEPOSIT AND UNEARNED REVENUE

On June 1, 1999, the Company and Hillsborough County ("Hillsborough") reached a mutual agreement to terminate the contract dated February 26, 1998. This contract was to have the Company install its Collection product for licensed use by Hillsborough. The Company retained the $274 Hillsborough paid to the Company pursuant to the terms of the contract. However, in the event Hillsborough purchases the Collection product from the Company prior to January 1, 2001, the Company will credit Hillsborough with $266 against the payment of the license fee for the newly purchased software. The $274 is recorded as a liability under customer deposits and unearned revenue.

NOTE H - BACKLOG

As of September 30, 1999, the Company has a backlog of five contracts representing approximately $3,100 in initial license fees and $1,000 in average annual recurring maintenance revenue. These five contracts are for the Company's property tax billing and collection product ("Collection"), computer-assisted mass appraisal ("CAMA") and interactive voice response system ("IVR").

                        CPS SYSTEMS, INC. AND SUBSIDIARY
                               SEPTEMBER 30, 1999


One of the backlog contracts has a clause in the contract providing for liquidated damages under limited circumstances. Circumstances triggering damages include failure to complete installation of the CAMA and Collection products by January 1, 1999 and March 1, 1999, respectively. Liquidated damages accumulate until live production of the systems. As of September 30, 1999, the Company may be subject to a potential liquidated damages claim of approximately $2,249. The Company does not believe it is subject to the claim for liquidated damages.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                            THREE MONTHS ENDED SEPT 30,   NINE MONTHS ENDED SEPT 30,
                                                       1999      1998      1999      1998
                                                       ----      ----      ----      ----
Revenue
           License fees .........................      12.0%     13.2%     19.8%     13.0%
           Recurring maintenance and service fees      68.6%     46.2%     57.8%     45.7%
           Product sales ........................      10.8%     26.1%     15.7%     28.6%
           Other service fees ...................       8.6%     14.5%      6.7%     12.7%
                                                      -----     -----     -----     -----
                Total Revenue ...................     100.0%    100.0%    100.0%    100.0%
                                                      -----     -----     -----     -----

Cost of Revenue
           Product sales ........................       7.4%     19.3%     12.0%     22.5%
           Purchased software ...................      11.0%     12.6%     13.4%      9.6%
           Distribution .........................       0.1%      0.4%      0.2%      0.2%
                                                      -----     -----     -----     -----
                Total Cost of Sales .............      18.5%     32.3%     25.6%     32.3%
                                                      -----     -----     -----     -----

                Gross profit ....................      81.5%     67.7%     74.4%     67.7%

Operating Expenses:
           Support and customer service .........      79.8%     41.4%     64.1%     41.2%
           Selling and marketing ................      18.1%     24.1%     14.5%     22.8%
           Research and development .............      29.2%      0.3%     17.2%      3.8%
           General and administrative ...........      37.8%     20.0%     32.7%     17.6%
           Amortization of intangible goodwill ..       5.1%      2.8%      4.1%      3.0%
                                                      -----     -----     -----     -----

                 Total Operating Expense ........     170.0%     88.6%    132.6%     88.4%
                                                      -----     -----     -----     -----

                 Loss from operations ...........     (88.5)%   (20.9)%   (58.2)%   (20.7)%

Interest and financing costs ....................       9.1%      2.2%      6.3%      5.4%
                                                      -----     -----     -----     -----
                 Loss before income taxes .......     (97.6)%   (23.1)%   (64.5)%   (26.1)%

Income tax benefit ..............................     (29.2)%    (7.8)%   (20.3)%    (9.0)%
                                                      -----     -----     -----     -----
                 Net loss .......................     (68.4)%   (15.3)%   (44.2)%   (17.1)%
                                                      -----     -----     -----     -----

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1999


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

REVENUE

The Company's revenue includes revenue of license fees, recurring maintenance and service fees, product sales, and other service fees. The Company's total revenue was $1,379 for the three months ended September 30, 1999 compared to $2,461 for the three months ended September 30, 1998, a decrease of $1,082 or 44.0%. This decrease was primarily due to a decrease in remittance processing ("RPS") hardware, software and installation sales. To a lesser extent, the decrease was attributed to a decline in sales from the hardware parts and repair ("Systems Engineering") group. Due to diminishing returns in a low margin hardware intensive environment and increasing cost of third party software installations, the Company reached a decision during November 1999, to discontinue the RPS product line.

 License Fees. The Company's revenue from license fees was $165 for the three months ended September 30, 1999 compared to $327 for the three months ended September 30, 1998, a decrease of $162 or 49.5%. The decrease was primarily due to a decrease in RPS third party software sales. To a lesser extent, the decrease was attributed to a decline in IVR sales. The Company currently has a backlog of five contracts representing approximately $3,100 in initial license fees.

 Recurring Maintenance and Service Fees. The Company's revenue from recurring fees was $946 for the three months ended September 30, 1999 compared to $1,136 for the three months ended September 30, 1998, a decrease of $190 or 16.7%. The decrease was primarily due to a decline in hardware and city and municipal software ("City") maintenance. The hardware maintenance decline is associated with hardware manufacturers offering longer extended warranties, declining costs of hardware, reduction of contracts and the Company's belief that some customers no longer view hardware maintenance as a mission critical need for all components. The decline of City maintenance (approximately $43) is due to the reduction of City contracts. The Company currently has a backlog of five contracts representing approximately $1,000 in average annual recurring maintenance revenue.

 Product Sales. Revenue from product sales was $149 for the three months ended September 30, 1999 compared to $642 for the three months ended September 30, 1998, a decrease of $493 or 76.8%. This decrease is primarily due to a decrease in RPS product sales and, to a lesser extent, product sales for the Systems Engineering group.

Other Service Fees. Revenue from other service fees was $119 for the three months ended September 30, 1999 compared to $356 for the three months ended September 30, 1998, a decrease of $237 or 66.6%. This decrease was primarily due to decreased RPS installation sales.

COST OF REVENUE

The Company's cost of revenue includes the cost of hardware product sales, the cost of purchased software, amortization of software development cost and distribution costs. The total cost of revenue was $255 for the three months ended September 30, 1999 compared to $795 for the three months ended September 30, 1998, a decrease of $540 or 67.9%. This yielded a gross profit margin of 81.5% for the three months ended September 30, 1999 compared to a gross profit margin of 67.7% for the three months ended September 30, 1998. The decrease in total cost of revenue was primarily associated with a decrease in the revenue from product sales. This decrease was partially offset by additional costs in 1999 to resolve RPS third-party software issues for existing customers.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1999


Product Sales. The cost of product sales was $102, or approximately 68.5% of product sales, for the three months ended September 30, 1999 compared to $476, or approximately 74.1% of product sales, for the three months ended September 30, 1998, a decrease of $374 or 78.6%. This decrease was primarily due to a decrease in product sales revenue of 76.8% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

Software. Cost of software includes purchased software as well as the amortization of capitalized software development costs. The cost of software was $152 or approximately 92.1% of license fees, for the three months ended September 30, 1999 compared to $309, or approximately 94.5% of license fees, for the three months ended September 30, 1998, a decrease of $157 or 50.8%. This decrease was primarily due to the decrease of cost associated with the decrease in installation of new RPS software. Amortization of software development cost was $41 for the three months ended September 30, 1999 and $33 for the three months ended September 30, 1998.

Distribution. The costs associated with distribution were $1 for the three months ended September 30, 1999 compared to $10 for the three months ended September 30, 1998.

OPERATING EXPENSES

The Company's operating expenses includes support and customer service, selling and marketing, research and development, general and administrative, and amortization of intangible goodwill.

 Support and Customer Service. Expenses related to support and customer service were $1,100 for the three months ended September 30, 1999 compared to $1,018 for the three months ended September 30, 1998, an increase of $82 or 8.1%. The increase resulted from movement of personnel from the capitalization projects to support and customer service expensed assignments. This increase was partially offset by a decrease in salaries of 7.0% for three months ended September 30, 1999 compared to the three months ended September 30, 1998.

Selling and Marketing. The Company's selling and marketing expenses were $249 for the three months ended September 30, 1999 compared to $593 for the three months ended September 30, 1998, a decrease of $344 or 58.0%. This decrease was due to a decrease in the numbers of sales and marketing personnel and expenses related to developing new markets.

 Research and Development. Research and development expenses were $402 for the three months ended September 30, 1999 compared to $7 for the three months ended September 30, 1998, an increase of $395 or 5,642.9%. These expenses are comprised primarily of salaries as well as amounts paid to outside consultants to supplement continuing product enhancement efforts. The increase primarily resulted from movement of personnel from the capitalization projects to research and development expensed assignments and to a lesser extent an increase in salaries and travel expenses.

 General and Administrative. General and administrative expenses were $521 for the three months ended September 30, 1999 compared to $492 for the three months ended September 30, 1998, an increase of $29 or 5.9%. This increase was primarily due to an increase in legal expenses related to claims arising out of the Company's operations, claims arising out of an alleged breach of non-competition agreements by Company employees, and claims filed against the Company alleging securities violations. This increase in legal expense was partially offset by a decrease in traveling expenses.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1999


Amortization of Goodwill. The Company incurred a non-cash expense related to the 1994 acquisition of the Company by a private investor group of $70 for the three months ended September 30, 1999 compared to $70 for the three months ended September 30, 1998.

EARNINGS FROM OPERATIONS

Loss from operations was $1,218 or (88.5%) of revenue, for the three months ended September 30, 1999, compared to a loss from operations of $514 or (20.9%) for the three months ended September 30, 1998. This decrease in earnings from operations of $704 was primarily due to a decrease of 44.0% in total revenue for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 and to an increase in operating expenses of 7.4% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

NON-OPERATING EXPENSES

Interest and Financing Costs. The Company's interest expense and financing cost was $125 for the three months ended September 30, 1999 compared to $54 for the three months ended September 30, 1998, an increase of $71 or 131.5%. This increase was primarily attributed to interest expense accrued on the Tyler Loans for the three months ended September 30, 1999 and earned interest income from short term investments for the three months ended September 30, 1998.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998


REVENUE

The Company's revenue includes revenue of license fees, recurring maintenance and service fees, product sales, and other service fees. The Company's total revenue was $5,110 for the nine months ended September 30, 1999 compared to $7,141 for the nine months ended September 30, 1998, a decrease of $2,031 or 28.4%. This decrease was primarily due to a decrease in RPS hardware, software and installation sales and to a lesser extent a decrease in sales for the Systems Engineering group. Due to diminishing returns in a low margin hardware intensive environment and increasing cost of third party software installations, the Company reached a decision during November 1999, to discontinue the RPS product line.

License Fees. The Company's revenue from license fees was $1,013 for the nine months September 30, 1999 compared to $927 for the nine months ended September 30, 1998, an increase of $86 or 9.3%. The increase was primarily due to an increase in new Collection installations. This increase, to a lesser extent, was partially offset by a decrease in RPS third party license fee sales. The Company currently has a backlog of five contracts representing approximately $3,100 in initial license fees.

Recurring Maintenance and Service Fees. The Company's revenue from recurring fees was $2,954 for the nine months ended September 30, 1999 compared to $3,265 for the nine months ended September 30, 1998, a decrease of $311 or 9.5%. The decrease was primarily due to a decline in hardware maintenance and to a lesser extent a decline in City software maintenance. The hardware maintenance decline is associated with hardware manufacturers offering longer extended warranties, declining costs of hardware, reduction of contracts and the Company's belief that some customers no longer view hardware maintenance as a mission critical need for all components. The decline of City maintenance (approximately $64) is due to the reduction of City contracts. The Company currently has a backlog of five contracts representing approximately $1,000 in average annual recurring maintenance revenue.
                                       11

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1999


Product Sales. Revenue from product sales was $804 for the nine months ended September 30, 1999 compared to $2,041 for the nine months ended September 30, 1998, a decrease of 1,237 or 60.6%. This decrease is primarily due to a decrease in RPS product sales and to a lesser extent a decrease in Collection product sales.

Other Service Fees. Revenue from other service fees was $339 for the nine months ended September 30, 1999 compared to $908 for the nine months ended September 30, 1998, a decrease of $569 or 62.7%. This decrease was primarily due to decreased RPS installation sales.

COST OF REVENUE

The Company's cost of revenue includes the cost of hardware product sales, the cost of purchased software, amortization of software development cost and distribution costs. The total cost of revenue was $1,308 for the nine months ended September 30, 1999 compared to $2,310 for the nine months ended September 30, 1998, a decrease of $1,002 or 43.4%. This yielded a gross profit margin of 74.4% for the nine months ended September 30, 1999 compared to a gross profit margin of 67.7% for the nine months ended September 30, 1998. This decrease in cost of revenue was primarily attributed to a decrease in product sales of 60.6% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

Product Sales. The cost of product sales was $614, or approximately 76.4% of product sales, for the nine months ended September 30, 1999 compared to $1,609, or approximately 78.8% of product sales, for the nine months ended September 30, 1998, a decrease of $995 or 61.8%. This decrease was primarily due to costs associated with a decrease in sales of hardware for RPS and to a lesser extent Collection.

Purchased Software. Cost of software includes purchased software as well as the amortization of capitalized software development costs. The cost of software was $685, or approximately 67.6% of license fees, for the nine months ended September 30, 1999 compared to $684, or approximately 73.8% of license fees, for the nine months ended September 30, 1998, an increase of $1 or 0.1%. Amortization of software development cost was $112 for the nine months ended September 30, 1999 and $100 for the nine months ended September 30, 1998.

Distribution. The costs associated with distribution were $9 for the nine months ended September 30, 1999 compared to $17 for the nine months ended September 30, 1998, a decrease of $8 or 47.1%.

OPERATING EXPENSES

The Company's operating expenses includes support and customer service, selling and marketing, research and development, general and administrative, and amortization of intangible goodwill & non-compete agreements.

Support and Customer Service. Expenses related to support and customer service were $3,276 for the nine months ended September 30, 1999 compared to $2,940 for the nine month ended, September 30, 1998, an increase of $336 or 11.4%. The primary increase was due to increases in salaries and hiring to enhance customer service. To a lesser extent the increase is associated with increased rental expense due to the opening of the California office on August 01, 1998 and the move of the Florida office to a new location on May 15, 1998. Also travel expense have increased 12.1% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

Selling and Marketing. The Company's selling and marketing expenses were $741 for the nine months ended September 30, 1999 compared to $1,631 for the nine months ended September 30, 1998, an decrease of $890 or 54.6%. This decrease was due to a decrease in the numbers of sales and marketing personnel and expenses related to developing new markets.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1999


Research and Development. Research and development expenses were $880 for the nine months ended September 30, 1999 compared to $273 for the nine months ended September 30, 1998, an increase of $607 or 222.3%. These expenses are comprised primarily of salaries as well as amounts paid to outside consultants to supplement continuing product enhancement efforts. The primary increase was due to increases in salaries and hiring to enhance customer service and to a lesser extent the movement of personnel from the capitalization projects to research and development expensed assignments.

General and Administrative. General and administrative expenses were $1,673 for the nine months ended September 30, 1999 compared to $1,260 for the nine months ended September 30, 1998, an increase of $413 or 32.8%. This increase was primarily due to an increase in legal expenses related to claims arising out of the Company's operations, claims arising out of an alleged breach of non-competition agreements by Company employees, and claims filed against the Company alleging securities violations.

Amortization of Goodwill and Non-compete Agreements. The Company incurred a non-cash expense related to the 1994 acquisition of the Company by a private investor group of $210 for the nine months ended September 30, 1999 compared to $211 for the nine months ended September 30, 1998, a decrease of approximately $1 or 0.5%.

EARNINGS FROM OPERATIONS

Earnings from operations was a loss of $2,978 or (58.2%) of revenue, for the nine months ended September 30, 1999, compared to a loss of $1,484, or (20.7%) of revenue, for the nine months ended September 30, 1998. This decrease in earnings from operations of $1,494 was primarily due to the decrease of sales in the RPS group coupled with increased cost in 1999 to correct RPS third-party software issues for existing customers. To a lesser extent the decrease is attributed to a 9.5% decrease in recurring maintenance and service fees revenue and a 7.4% increase in operating expenses for the nine months ended September 30, 1999 compared to September 30, 1998.

NON-OPERATING EXPENSES

Interest and Financing Costs. The Company's interest expense and financing cost was $322 for the nine months ended September 30, 1999 compared to $387 for the nine months ended September 30, 1998, an decrease of $65 or 16.8%. This decrease was primarily attributed to a put warrant adjustment of $131 made during the nine months ended September 30, 1998. This decrease was partially offset by interest expense accrued on the Tyler Loans in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balances were $48 and $1,561 as of September 30, 1999, and September 30, 1998, respectively. The Company's operating activities provided cash of $1,208 and used cash of $947 during the nine months ended September 30, 1999 and September 30, 1998, respectively. The Company's source of cash during the nine months ended September 30, 1999 was primarily attributable to a reduction in accounts receivable of $1,228 and an increase to accounts payable of $1,945. These increases to cash were offset by a decrease to net income of $2,266 and an increase in deferred income tax of $1,060.

The Company used cash of $2,870 and $2,734 for investing activities during the nine months ended September 30, 1999 and September 30, 1998, respectively. Investing activities have consisted principally of the acquisition of property and equipment and capitalized software development cost. The increase was primarily attributable to increases in capitalized software development cost, partially offset by a decrease in the acquisition of property and equipment for the nine months ended September 30, 1999.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1999


The Company's financing activities provided cash of $1,414 for the nine months ended September 30, 1999 and $4,913 for the nine months ended September 30, 1998. On March 30, 1999, the Company executed the Merger Agreement with Tyler pursuant to which the Company would merge with and into a wholly owned subsidiary of Tyler. Also, on March 30, 1999, Tyler loaned $1,000 to the Company, evidenced by a secured promissory note. The Tyler Loan, originally due on September 30, 1999, had been extended by agreement of the parties until October 30, 1999. The interest rate remains 2% over the prime rate. An interest payment is still due June 30, 1999, but the entire principal balance and accrued interest is next due on October 30, 1999. The note is secured by a lien on the Company's assets, subordinate to the Hanifen Loan. On June 3, 1999, the Company received notice from Tyler of termination of the Merger Agreement. The Company and Tyler are in active negotiations to find an alternative structure for the transaction. On August 23, 1999 Tyler loaned an additional $200 to the Company, evidenced by a secured promissory note. As of June 30, 1999, the Company is in violation of the Tyler Loan for failure to make an interest payment of $25, due June 30, 1999. As of October 30, 1999 the Company is also in violation for non-payment of the entire principal balance of $1,200 and accrued interest, due on October 30, 1999.

On June 1, 1999, the Company and Hillsborough County ("Hillsborough") reached a mutual agreement to terminate the contract dated February 26, 1998. This contract was to have the Company install its Collection product for licensed use by Hillsborough. The Company retained the $274 Hillsborough paid to the Company pursuant to the terms of the contract. However, in the event Hillsborough purchases the Collection product from the Company prior to January 1, 2001, the Company will credit Hillsborough with $266 against the payment of the license fee for the newly purchased software.

On July 13, 1999, the Company received a loan of $147 from its Chairman of the Board and C.E.O., Paul E. Kana. Also, on July 30, 1999 Sidney H. Cordier a member of the Company's Board of Directors loaned the Company $40. Both loans, subordinate to the Hanifen Loan and Tyler Loans, were evidenced by secured promissory notes that have an interest rate of 2% over the prime rate. Interest payments are due September 30, 1999, and the entire principal with accrued interest is then due on December 31, 1999. As of September 30, 1999 the Company is in violation for non-payment of the accrued interest due on September 30, 1999.

On October 27, 1999, the Company received an additional loan of $105 from Sidney
H. Cordier and $30 from G. Dean Booth, members of the Company's Board of Directors. Both loans, subordinate to the Hanifen Loan and Tyler Loans, were evidenced by secured promissory notes that have an interest rate of 2% over the prime rate. Interest and principal payments are due December 31, 1999.

On November 12, 1999, the Company received a loan of $83 from Brian Wilson, member of the Company's Board of Directors. The loan, subordinate to the Hanifen Loan and Tyler Loans, was evidenced by a secured promissory notes that has an interest rate of 2% over the prime rate. Interest and principal payments are due December 31, 1999. The loans by Messrs. Kana, Cordier, Booth and Wilson are collectively referred to hereinafter as the "Director Loans."

On December 31, 1999, the current portion, $1,050, of a $2,100 senior note payable to Hanifen Imhoff Mezzanine Fund, L.P. under the Hanifen Loan becomes due. As of December 31, 1998, the Company was in violation of the note agreement with Hanifen Imhoff Mezzanine Fund, L.P. The violation pertains to the ratio of cash flow to total contractual debt service. Hanifen Imhoff Mezzanine Fund, L.P. has waived through September 30, 1999 compliance with this ratio. Since June 30, 1999, the Company is in default of the note agreement for failure to make interest payments of $63, due June 30 and September 30, 1999. As of September 30, 1999 the Company is also in violation of the loan agreement's covenant ratios.
                                       14

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1999


The Company believes that proceeds from the Director Loans when combined with its cash balances and cash anticipated to be generated from operations will satisfy the Company's capital, business development and capital expenditure requirements only through November 30, 1999. At the time of filing Form 10-QSB for the quarter ended June 30, 1999 on August 14, 1999, the Company anticipated timely receipt of milestone payments under certain existing contracts. These payments have not been forthcoming, resulting in a revision of the Company's liquidity estimate. Moreover, unexpected delays in development and installation have resulted in deferral of certain revenue previously anticipated to be received in the third and fourth quarters of the fiscal year ended December 31, 1999. The Company now expects to complete all installations on the backlog contracts and receive payment therefor by the end of June 30, 2000. There can be no assurances, however, that the Company will have sufficient working capital to complete these installations. Further, increased costs, delays in receivable collections and opportunities for growth or expansion may prevent the Company from satisfying all of its obligations, working capital, business development and capital expenditure requirements after November 30, 1999 without immediate additional sources of liquidity through equity offerings or debt financing.



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

Internal Systems. The Company has assessed the impact of Y2K issues with regard to its internal reporting systems and operations and determined that the remaining costs associated with addressing such issues will not be material. The Company expects all of its internal systems to be Y2K compliant prior to January 1, 2000. The Company is contacting its own key suppliers and vendors to ascertain the extent to which their systems are Y2K compliant and the extent to which the Company could be adversely affected by the failure of such systems to be Y2K compliant. Management does not believe that the cost to bring its software products and internal systems into Y2K compliance will have a material adverse effect on the Company's results of operations or financial condition. However, a failure to fully identify all Y2K dependencies in the Company's systems or in the systems of its suppliers, vendors, and financial institutions could have material adverse effect upon the Company, including but not limited to operating results, financial condition and delays in the delivery or sale of products. The Company believes that the likelihood of a disruption in operations related to Y2K issues is remote.
                                       15

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1999


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is presently involved in material litigation. Five lawsuits, now consolidated into a single proceeding, have been filed against the Company in the United States District Court for the Northern District of Texas during the period from December 1998 through January 1999. The plaintiffs are seeking class certification and recovery for, among other things, violations of federal securities laws associated with the Company's registration statement and its Form 10-Qs for the first and second quarter of 1998. These lawsuits were filed following the Company's November 4, 1998 press release announcing that it was restating its first and second quarter revenues for 1998 in light of AICPA Statement of Position 97-2, for software revenue recognition requirements. The Company has filed a motion to dismiss in each suit. The motions are presently pending. The Company intends to vigorously defend the lawsuits.

The Company is also a defendant in Continental Pacific Corporation v. CPS Systems Inc., et al., pending in the Circuit Court in and for Lee County, Florida. This suit, instituted in February 1998, alleges that three former employees of the plaintiff joined the employment of the Company in violation of their non-competition agreement, and seeks injunctive and monetary relief for the defendants' breaches of the irrespective employment agreements and for the Company's role in soliciting their employment. The three former employees of the plaintiff left the plaintiff and sought other employment due to financial difficulties facing the plaintiff, which caused it to discontinue paying salary and employment benefits to the three individual defendants. Accordingly, the defendants contend that the non-competition agreements at issue in the case are unenforceable. In a preliminary injunction hearing held in the case, the Company and the individual defendants prevailed. The Court refused to enjoin the individual defendants from continuing to work for the Company. The case is presently in discovery, and several key witnesses remain to be deposed. The Company and the individual defendants have filed a motion for summary judgment asking the Court to dismiss the case based on the lack of a genuinely disputed issue of material fact that remains for trial. Although the motion is presently pending, the Company and the defendants do not expect a ruling until discovery in the case has been completed.

The Company is a third party defendant in Civitas Bank v. Smith v. CPS, instituted June 1999, in which the finance company alleges that Okaloosa County, Florida breached its obligations thereto under the terms of its financing agreement for the purchase of CPS software. Okaloosa County, contending it failed to comply with the terms of its agreement because CPS breached its purchase agreement with the County, filed a third party complaint against the Company. The Company filed its answer in September 1999, denying contractual liability. The Company intends to defend itself vigorously.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1999


The Company is a defendant in Havill v. CPS Systems, Inc., Commercial & Municipal Capital, LLC and Civitas Bank, initiated in September 1999. Havill, the Property Tax Appraiser for Lake County, Florida, alleges common law fraud, breach of contract and violation of a Florida statute regarding misleading a public official. Plaintiff seeks rescission of its agreements with the Company and Civitas Bank, refunds of monies paid, consequential damages, attorneys' fees. If proven, the plaintiff would be entitled to treble damages, attorneys' fees and costs. The Company has filed an answer denying the claims, has filed a motion for dismissal, and intends to vigorously defend itself.

From time to time, the Company is involved in other litigation relating to claims arising out of its operations in the normal course of business. Except as set forth above, the Company is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial position.

The Company has been notified by Peoria County, Illinois that the county has terminated the contract with the Company and intends to recover the $340,000 customer deposit. The outstanding receivable is not recognized as current income but is recorded as unearned revenue. The Company has reviewed the notice and the contract and determined the county does not have the right to terminate the contract. The Company will challenge any claim for a return of the customer deposit.

The Company has also been notified by Fresno County, California that the county has, in its opinion, the right to invoke a clause in its contract providing for liquidated damages under limited circumstances. Circumstances triggering damages under the contract include failure to complete installation of the CAMA and Collection products by January 1, 1999 and March 1, 1999, respectively.
Liquidated damages accumulate until live production of the systems. As of October 31, 1999, the Company may be subject to a potential liquidating damages claim of approximately $2,559. The Company has reviewed the notice and does not believe it is subject to the claim for liquidating damages.


ITEM 2.  CHANGES IN SECURITIES

The Company has established an equity participation plan (the "1997 Equity Participation Plan") to enable executive officers, other key employees, independent directors and consultants of CPS to participate in the ownership of the Company. The 1997 Equity Participation Plan provides for the award to executive officers, other key employees, independent directors and consultants of the Company of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards and provides for the grant to executive officers, other key employees, independent directors and consultants of nonqualified stock options. Awards under the 1997 Equity Participation Plan may provide participants with rights to acquire shares of common stock. A total of 600,000 shares of Common Stock are reserved for issuance pursuant to the 1997 Equity Participation Plan, of which options to purchase 525,100 shares have been granted to certain directors, officers and employees as of September 30, 1999. Options shall become exercisable in three cumulative equal installments. The first installment shall become exercisable on the first anniversary of the date the option was granted. Neither these options, nor the underlying securities, have been registered under the Securities Act of 1933, as amended (the "Securities Act").

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1999


The Company has also established the CPS Systems, Inc. Employee Stock Purchase Plan (the "Employee Stock Purchase Plan") to assist employees of the Company in acquiring a stock ownership interest in CPS and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan permits employees to purchase shares of Common Stock through payroll deductions at a price equal to 85% of fair market value. A total of 100,000 shares of Common Stock are reserved for issuance pursuant to the Employee Stock Purchase Plan. For the three months ended September 30, 1999, employees have purchased 12,348 shares. Shares purchased under the Employee Stock Purchase Plan are restricted for one year from the date of purchase. These shares have not been registered under the Securities Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of December 31, 1998, the Company was in violation of the note agreement with Hanifen Imhoff Mezzanine Fund, L.P. relating to the Hanifen Loan. The violation pertains to the ratio of cash flow to total contractual debt service. Hanifen Imhoff Mezzanine Fund, L.P has waived through September 30, 1999 compliance with this ratio. As of June 30, 1999, the Company was in violation of the note agreement with Hanifen Imhoff Mezzanine Fund, L.P. relating to the Hanifen Loan and the secured promissory note with Tyler relating to the Tyler Loan. The violations pertain to non-payment of interest due June 30, 1999, September 30, 1999 and October 30, 1999. As of September 30, 1999 the Company is also in violation of the Hanifen loan agreement's covenant ratios. As of October 30, 1999 the Company is also in violation for non-payment of the entire principal balance of $1,200 and accrued interest due on the Tyler loans.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

The Company's common stock is listed on the American Stock Exchange under the symbol "SYS". Trading in the stock began on March 25, 1998.

On June 14, 1999, R. Harris Turner resigned from the Board of Directors of the Company, for personal reasons which would limit the time available to devote to the Company.


On November 10, 1999 the Company received a letter from the American Stock Exchange informing the Company of their intentions to proceed with the filing of an application with the Security and Exchange Commission to strike the common stock from the listing and registration on the Exchange. The Company has the right to appeal this determination by notifying the Exchange in writing by November 16, 1999. The Company plans to appeal this determination.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit 27.1               Financial Data Schedule


(c) No reports on Form 8-K were filed by CPS SYSTEMS, INC. during the quarter ended September 30, 1999.

                        CPS SYSTEMS, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1999



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 15, 1999

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